Form 10-Q
period 2022-03-31
Princeton Bancorp, Inc.
filed 2022-05-13
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-263313

PRINCETON BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

183 Bayard Lane, Princeton, New Jersey 08540

(Address of principal executive offices) (Zip Code)

(609) 921-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2022, there were no outstanding shares of the issuer’s common stock, par value $5.00 per share.

EXPLANATORY NOTE

Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”), was formed to serve as the holding company for The Bank of Princeton, a New Jersey state-chartered bank (the “Bank”), as part of a reorganization (the “Reorganization”) whereby each share of outstanding Bank common stock will be exchanged for one share of the Company’s common stock. As of the date of this Quarterly Report on Form 10-Q (this “Report”), the Reorganization had not been completed, and remains subject to, among other things, approval by the New Jersey Department of Banking and Insurance, the Federal Reserve and the FDIC. Accordingly, as of March 31, 2022, and the date of this Report, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

For informational purposes, the Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, was filed with the Federal Deposit Insurance Corporation (“FDIC”) on May 12, 2022. You may obtain copies of this document (1) by mailing the FDIC at FDIC, Accounting and Securities Disclosure Section, 550 17th Street, NW, Washington, DC 20429, or (2) by emailing the FDIC at PublicBankReports@FDIC.gov., (3) online at https://efr.fdic.gov/fcxweb/efr/index.html ; or (4) online on the Bank’s website at https://thebankofprinceton.com under the tab “Investor Relations,” and then under the heading “Financial information,” and then under the heading “Public Filings.” The web addresses of the FDIC and the Bank are included as inactive textual references only. Information on those web sites is not part of this Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Not applicable. Please see the Explanatory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable. Please see the Explanatory Note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. Please see the Explanatory Note.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in shares of the Company’s common stock involves certain risks, including those identified and described in the Company’s Registration Statement on Form S-4EF. There have been no material changes to the risk factors previously disclosed in the Company’s Registration Statement on Form S-4EF filed with the Securities and Exchange Commission on March 4, 2022, as amended by Amendment No. 1 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 18, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated as of February 23, 2022, between Princeton Bancorp, Inc., The Bank of Princeton and Interim Bank of Princeton (incorporated herein by reference to Annex A to the Proxy Statement/Prospectus contained in Princeton Bancorp Inc.’s Registration Statement on Form S-4 filed with the SEC on March 4, 2022)

3.1	Articles of Incorporation of Princeton Bancorp, Inc. (incorporated herein by reference to Annex B to the Proxy Statement/Prospectus contained in Princeton Bancorp Inc.’s Registration Statement on Form S-4 filed with the SEC on March 4, 2022)

3.2	Bylaws of Princeton Bancorp, Inc. (incorporated herein by reference to Annex C to the Proxy Statement/Prospectus contained in Princeton Bancorp Inc.’s Registration Statement on Form S-4 filed with the SEC on March 4, 2022)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCETON BANCORP, INC.

Date: May 12, 2022	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)