Form 10-Q
period 2022-06-30
Princeton Bancorp, Inc.
filed 2022-08-12
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2022, there were no outstanding shares of the issuer’s common stock, par value $5.00 per share.

EXPLANATORY NOTE

Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”), was formed to serve as the holding company for The Bank of Princeton, a New Jersey state-chartered bank (the “Bank”), as part of a reorganization (the “Reorganization”) whereby each share of outstanding Bank common stock will be exchanged for one share of the Company’s common stock. As of the date of this Quarterly Report on Form 10-Q (this “Report”), the Reorganization had not been completed. Accordingly, as of June 30, 2022, and the date of this Report, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

For informational purposes, the Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, was filed with the Federal Deposit Insurance Corporation (“FDIC”) on August 12, 2022. You may obtain copies of this document (1) by mailing the FDIC at FDIC, Accounting and Securities Disclosure Section, 550 17th Street, NW, Washington, DC 20429, or (2) by emailing the FDIC at PublicBankReports@FDIC.gov., (3) online at https://efr.fdic.gov/fcxweb/efr/index.html ; or (4) online on the Bank’s website at https://thebankofprinceton.com under the tab “Investor Relations,” and then under the heading “Financial Information,” and then under the heading “Public Filings.” The web addresses of the FDIC and the Bank are included as inactive textual references only. Information on those web sites is not part of this Report.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRINCETON BANCORP, INC.

Date: August 12, 2022	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)