Form 10-K
period 2022-12-31
Princeton Bancorp, Inc.
filed 2023-03-24
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20429

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ________
Commission File Number: 001-41589

PRINCETON BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

Pennsylvania	88-4268702
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

183 Bayard Lane, Princeton , NJ	08540
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (609)
921-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BPRN	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or such shorter period that the registrant was required to submit such files).     ☒  YES    ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    ☐  YES    ☒  NO
The aggregate market value of the voting common stock held by non-affiliates
at June 30, 2022 was $140.2 million.
As of March 10, 2023, there were 6,257,397 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 28, 2023. The information required by Part III of this Form
10-K
is incorporated by reference to such Proxy Statement.

i

Explanatory Note

On January 10, 2023 (the “Effective Date”), Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”) acquired all of the outstanding stock of The Bank of Princeton, a New Jersey state-chartered bank (the “Bank”), pursuant to the merger of Interim Bank of Princeton, a newly formed wholly owned subsidiary of the Company, with and into the Bank (the “Reorganization”) effected under New Jersey law and in accordance with the terms of an Agreement and Plan of Reorganization and Merger dated February 23, 2022 (the “Plan”). The Reorganization and the Plan were approved by the Bank’s stockholders at the annual meeting of the Bank’s stockholders held on April 29, 2022. Pursuant to the Reorganization, shares of the Bank’s Class A common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

Before the Effective Date, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, filed quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). As of the Effective Date, pursuant to Rule 12g-3 under the Exchange Act, the Company is the successor registrant to the Bank, the Company’s common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company has become subject to the information requirements of the Exchange Act and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

Prior to the Effective Date, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements, discussions of those financial statements, market data and all other information presented herein, are those of the Bank.

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

Cautionary Note Regarding Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission, in its reports to stockholders and in other communications by the Company (including this press release), which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the extent of the adverse impact of any current or future pandemics or other natural disasters on our customers, prospects and business, including related supply chain shortage of goods,; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area, the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; acquisitions including the Company’s pending acquisition of Noah Bank; ability to meet other closing conditions to that acquisition; delay in closing the acquisition; difficulties and delays in integrating the businesses of Noah Bank and the Bank or fully realizing cost savings and other benefits; changes in consumer spending and saving habits; those risks are described in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

ii

PART I

Item 1. Business

General

The Bank was incorporated on March 5, 2007 under the laws of the State of New Jersey as a New Jersey state-chartered bank. We commenced operations on April 23, 2007. We are a full service bank providing personal and business lending and deposit services. The Bank is a New Jersey state-chartered commercial bank with 19 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Chesterfield, Cream Ridge, Deptford, Hamilton, Lakewood, Lambertville, Lawrenceville, Monroe, New Brunswick, Pennington, Piscataway, Princeton Junction, Quakerbridge and Sicklerville. There are also four branches in the Philadelphia, Pennsylvania area. The Bank of Princeton is a member of the FDIC. The Bank also conducts loan origination activities in select areas of New York.

Since we commenced operations, we have grown through both de novo branching and acquisitions. In July 2020, the Bank opened three new branches in Lakewood, New Jersey, Piscataway, New Jersey, and Philadelphia, Pennsylvania.

On October 19, 2022, the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Noah Bank, a Pennsylvania-chartered bank (“Noah”). Pursuant to the terms and conditions set forth in the Merger Agreement, Noah will merge with and into TBOP Acquisition company, a newly-formed wholly owned subsidiary of the Bank, with Noah surviving (the “Merger”). The Bank plans to merge Noah with and into the Bank immediately after the Merger.

The Merger Agreement has been approved by the boards of directors of each of the Bank and Noah and by Noah’s shareholders. Subject to receiving the required regulatory approvals (including the approval of the FDIC, the New Jersey Department of Banking and Insurance and the Pennsylvania Department of Banking and Securities, and confirmation from the Board of Governors of the Federal Reserve System that their approval is not required), the parties anticipate that the Merger will close in the second quarter of 2023.

On January 10, 2023, the Company and the Bank completed the Reorganization pursuant to which the Bank became the wholly owned subsidiary of the Company.

Our headquarters and one of our branches are located at 183 Bayard Lane, Princeton, New Jersey 08540. Our telephone number is (609) 921-1700 and our website address is www.thebankofprinceton.com.

The Company has elected to prepare this Annual Report on Form 10- K and other annual and periodic reports as a “smaller reporting company” consistent with the rules of the SEC.

Competition

We have substantial competition in originating commercial and consumer loans in our market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages over us, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Among other things, this competition could reduce our interest income and net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages over us, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates on deposits, which could decrease the deposits that we attract, or require us to increase the rates we pay to retain existing deposits or attract new deposits. Deposit competition could adversely affect our net interest income and net income, and our ability to generate the funds we require for our lending or other operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Lending Activities

Our loan portfolio consists of variable-rate and fixed-rate loans with a significant concentration in commercial real estate lending. While most loans and other credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and the borrower’s cash flow versus debt service requirements.

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. Loaning money will always entail some risk. Without loaning money, however, a bank cannot generate enough net interest income to be profitable. The risk involved in each loan must be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment, and the amount of the loan requested. Credit quality and repayment capacity are generally the most important factors in evaluating loan applications.

The majority of our loans are to borrowers in our immediate markets. We believe that no single borrower or group of borrowers presents a credit concentration whereby the borrowers’ loan default would have a material adverse effect on our financial condition or results of operations.

Commercial Real Estate and Multi-family. At December 31, 2022, commercial real estate and multi-family loans amounted in the aggregate to $873.6 million, or 63.7% of the total loans receivable. Our commercial real estate portfolio has increased $102.5 million or 13.3% since December 31, 2021, when commercial real estate and multi-family loans amounted to $771.0 million, or 57.7%, of our total portfolio.

The commercial real estate and multi-family loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Bank’s market area. At December 31, 2022, the average commercial and multi-family real estate loan size was approximately $1.9 million.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 7 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 5 years or less and amortization periods of up to 25 years. Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin.

Commercial real estate and multi-family real estate lending involves different risks from single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operations of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

Various aspects of commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations to debt service) of not less than 1.25 X. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. With respect to loan participation interests we purchase; we underwrite the loans as if we were the originating lender. Appraisal reports prepared by independent appraisers are reviewed by an outside third party prior to closing.

Set forth below is a brief description of our three largest commercial real estate or multi-family loans:

•

The largest commercial real estate loan is a $23.8 million loan. The proceeds were used to refinance an existing loan with cash out for future real estate investments. The property is an industrial warehouse located in East Windsor, NJ with a loan-to-value of 59%. The borrower is paying in accordance with the loan terms as of December 31, 2022.

•

The second largest commercial real estate loan is a $19.3 million loan to refinance an existing construction line of credit and to provide cash out equity. The property is a seven-story mixed-use property located in Brooklyn, NY with one commercial unit on the first floor and 42 residential units above with a loan-to value of 70%. The borrower is paying in accordance with the loan terms as of December 31, 2022.

•

The third largest commercial real estate loan is a $19.0 million participation loan. The Bank’s share is 62.5% of the total loan amount. The proceeds were used to purchase a 32-unit office building located in Hamilton, NJ. The loan-to-value is 51% and the borrower is paying in accordance with the loan terms as of December 31, 2022.

Commercial and Industrial Loans. At December 31, 2022, commercial and industrial loans amounted in the aggregate to $28.9 million, or 2.1%, of the total loan portfolio. Our commercial and industrial portfolio has decreased $818 thousand, or 2.8%, since December 31, 2021, when commercial and industrial loans amounted to $29.7 million, or 2.3%, of our total loan portfolio.

Commercial business loans are made to small to mid-sized businesses in our market area primarily to provide working capital. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years. Our commercial business loans have historically been underwritten based on the creditworthiness of the borrower and generally require a debt service coverage ratio of at least 1.20 X. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans and frequently obtain real estate as additional collateral.

Set forth below is a brief description of our three largest commercial and industrial loans:

•

The largest commercial and industrial loan is a $7.5 million loan. The proceeds were used for business purposes and completion of capital improvements. The loan has not been fully drawn upon. The collateral is a lien on all business assets. The borrower is paying in accordance with the loan terms as of December 31, 2022.

•

The second largest commercial and industrial loan is a $5.0 million loan. The proceeds were used as a fully drawn business line of credit for general purposes. The loan is secured by real estate and cash collateral. The borrower is paying in accordance with the loan terms as of December 31, 2022.

•

The third largest commercial and industrial loans is a $1.8 million loan. The proceeds were used for working capital for future business opportunities. The loan is unsecured. The borrower is paying in accordance with the loan terms as of December 31, 2022.

Construction Loans. We originate various types of commercial loans, including construction loans, secured by collateral such as real estate, business assets and personal guarantees. The loans are solicited on a direct basis and through various professionals with whom we maintain contacts and by referral from our directors, stockholders and customers. At December 31, 2022, our construction loans amounted to $417.5 million, or 30.5% of our total loans receivable.    The average size of a construction loan was approximately $4.1 million at December 31, 2022. Our construction loans portfolio has increased $13.8 million or 3.4% since December 31, 2021, when construction loans amounted to $403.7 million, or 30.2% of our total loans receivable. Construction lending represents a segment of our loan portfolio and is driven primarily by market conditions.    Loans to finance construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay monthly payments during the construction phases of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Bank if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to mitigate risk, financial statements and tax returns are obtained from borrowers on an annual basis. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based on a common index plus a stipulated margin. Additional fees may be charged as funds are disbursed. As units are completed and sold, we require that payments to reduce principal outstanding be made prior to them being released. We may permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary areas.

Set forth below is a brief description of our three largest construction loans or loan relationships:

•

The largest construction loan is a $25.0 million loan to purchase land for future construction of a mixed-use property consisting of residential units and commercial/retail office space in Jersey City, NJ. The borrower is paying in accordance with the loan terms as of December 31, 2022.

•

The second largest construction loan is a $19.0 million to construct a 14-story mixed-use building consisting of 68 residential units and two commercial units in Brooklyn, NY. The project is approximately 67% complete. The borrower is paying in accordance with the loan terms as of December 31, 2022.

•

The third largest construction loan is a $17.1 million loan to construct an 18-story mixed-use building in Newark, NJ consisting of 84 residential units and three retail units. The project is approximately 74% complete. The borrower is paying in accordance with the loan terms as of December 31, 2022.

Residential First-Lien Mortgage Loans. We offer a narrow range of prime residential first-lien mortgage loans at competitive rates. Our customers, stockholders and local real estate brokers are a significant source of these loans. We strive to process, approve and fund loans in a timeframe that meets the needs of our borrowers. Generally, we originate and retain non-conforming residential first-lien mortgage loans and refer conforming residential first-lien mortgage loans to a third party, whereby we may earn a fee. At December 31, 2022, our residential first-lien loans amounted to $43.1 million, or 3.2%, of our total portfolio. Our residential first-lien loan portfolio has decreased $5.5 million, or 11.3%, since December 31, 2021, when residential first-lien loans amounted to $48.6 million, or 3.7%, of our total loan portfolio.

Home Equity Loans and Consumer Loans. We generate these loans and lines of credit primarily through direct marketing at our branch locations, referrals from local real estate brokers and, to a lesser extent, by targeted direct marketing programs such as mail and electronic mail. Consumer loans are solicited on a direct basis and upon referrals from our directors, stockholder and existing customers.

Paycheck Protection Program Loans. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed by Congress and signed into law on March 27, 2020. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP I”). PPP I loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP I. These loans carry a fixed rate of 1.00% and generally a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The SBA announced that a second draw program (referred to as PPP II) for companies who received proceeds from PPP I, with less than 300 employees, and can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. PPP II loans have a fixed rate of 1.00% and a term not to exceed five years. The SBA pays the originating bank a processing fee of 50.0% or $2,500, whichever is less, for loans under $50 thousand, 5.0% for loans of more than $50 thousand and not more than $350 thousand, and 3.0% for loans greater than $350 thousand. PPP II borrowers can request full forgiveness during eight to 24 weeks following loan disbursement. The forgiveness requirements are (i) the borrower’s employee and compensation levels are maintained in the same manner as required in the first draw, (ii) loan proceeds are spent on payroll cost and other eligible expenses, and (iii) at least 60% of the proceeds are spent on payroll costs. These loans are 100% guaranteed by the SBA. This program ended funding new loans as of May 31, 2021. At December 31, 2022, our PPP I and PPP II (collectively referred to as “PPP”) loans amounted to $2.5 million, or 0.2% of our total portfolio and as of December 31, 2021 our PPP I loans amounted to $79.7 million, or 6.0% of our total portfolio.

Loans Receivable, Net. Loans receivable, net increased from $1.32 billion at December 31, 2021, to $1.35 billion at December 31, 2022, an increase of $35.4 million, or 2.7%. The increase was attributable to an increase in commercial real estate loans of $102.5 million and an increase in construction loans of $13.9 million, partially offset by a decrease of $77.3 million decrease in PPP loans due to loan payoffs and the federal government’s termination of the program, and a decrease of $5.5 million in residential loans.

The following table details our loan maturities by loan segment and interest rate type:

	December 31, 2022
		Due after one	Due after five
	Due in one year	through five	years through	Due after fifteen
	or less	years	fifteen years	years	Total
(Dollars in thousands)
Commercial real estate	$16,719	$123,062	$351,460	$382,332	$873,573
Commercial and industrial	19,418	4,155	4,683	603	28,859
Construction	330,465	78,948	—	8,125	417,538
Residential first-lien mortgage	—	27	6,300	36,798	43,125
Home equity/consumer	81	439	3,419	3,321	7,260
PPP	—	2,469	—	—	2,469

Total Loans	$366,683	$209,100	$365,862	$431,179	$1,372,824

Amount due after one year	Fixed Rate	Variable Rate
(Dollars in thousands)
Commercial real estate	$142,273	$714,581
Commercial and industrial	3,831	5,610
Construction	1,618	85,455
Residential first-lien mortgage	35,962	7,163
Home equity/consumer	1,486	5,693
PPP	2,469	—

Total Loans	$187,639	$818,502

The accrual of interest is discontinued when the contractual payment of principal or interest is 90 days past due or management has serious doubts about further collectability of the principal or interest, even if the loan is currently performing.

The following table sets forth certain information regarding our nonaccrual loans, troubled debt restructurings, accruing loans 90 days or more past-due, and other real estate owned.

	December 31,
	2022	2021
(Dollars in thousands)
Commercial real estate	$—	$766
Commercial and industrial	—	—
Construction	148	278
Residential first-lien mortgage	118	131
Home Equity/Consumer	—	—
PPP	—	—

Total nonaccrual loans	266	1,175
Troubled debt restructurings (TDRs) - performing	5,882	6,122
Accruing loans 90 days or more past due	184	151

Total nonperforming loans and performing TDRs	6,332	7,448
Other real estate owned	—	226

Total nonperforming assets and performing TDRs	$6,332	$7,674

See Note 4 - “Loans Receivable” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding our loans not classified as nonperforming assets as of December 31, 2022 and for other information on our loan ratings of special mention, substandard and doubtful, all of which contain varying degrees of potential credit problems that could result in the loans being classified as nonaccrual, past-due 90 or more days or troubled debt restructurings in a future period.

Analysis of Allowance for Loan Losses. Our allowance for loan losses (the “allowance”) is based on a documented methodology, which includes an ongoing evaluation of the loan portfolio, and reflects management’s best estimate of probable losses in the loan portfolio as of the reporting date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In evaluating the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, loan reviews performed periodically by independent third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. In determining and maintaining our allowance for loan losses, we comply with the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statements on the Allowance for Loan and Lease Losses and on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Associations.

Our allowance for loan losses is maintained at a level considered adequate to provide for probable losses. We perform, at least quarterly, an evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience (which is bound by our limited operating history), known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the collateral value or observable market price (or discounted cash flows) of the impaired loan is lower than the carrying value of that loan. At December 31, 2022, all impaired loans were evaluated using collateral method. The general component covers pools of loans by loan segment including loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgage and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

As of December 31, 2022, the allowance for loan losses was $16.5 million as compared to $16.6 million as of December 31, 2021. The provision for loan losses for the year ended December 31, 2022 decreased $3.2 million from the provision of $3.6 million for the year ended December 31, 2021, which was primarily due to a reduction of $2.5 million in net charge-offs. The ratio of allowance for loan losses to total loans receivable as of December 31, 2022 was 1.20% compared to 1.24% as of December 31, 2021.

The following table presents a summary of our allowance for loan losses and nonaccrual loans by total loans and a summary of net charge-offs by loan segments:

	As of and for Year Ended
	December 31,
	2022	2021
	(Dollars in thousands)
Allowance for loan losses to total loans outstanding:	1.20%	1.24%
Allowance for loan losses	$16,461	$16,620
Total loans outstanding	$1,372,824	$1,340,448
Nonaccrual loans	$266	$1,175
Allowance for loan losses to nonaccrual loans	6188.3%	1414.5%
Nonaccrual loans to total loans outstanding	0.02%	0.09%
Net charge-offs during the period to average loans outstanding
Commercial real estate	0.05%	0.26%
Net charge-offs	$459	$2,075
Average amount outstanding	$850,192	$785,379
Commercial and industrial	0.00%	2.43%
Net charge-offs	$—	$957
Average amount outstanding	$29,562	$39,329
Construction	0.02%	0.00%
Net charge-offs	$100	$—
Average amount outstanding	$416,508	$335,416
Residential first-lien	0.00%	0.00%
Net charge-offs	$—	$—
Average amount outstanding	$46,379	$55,230
Home equity/consumer	0.00%	0.00%
Net charge-offs	$—	$—
Average amount outstanding	$7,575	$9,133
PPP	0.00%	0.00%
Net charge-offs	$—	$—
Average amount outstanding	$25,285	$157,140
Total Loans	0.04%	0.22%
Net charge-offs	$559	$3,032
Average amount outstanding	$1,375,501	$1,381,626

The allowance for loan losses decreased $159 thousand, or 1.0%, to $16.5 million at December 31, 2022. Changes between loan segments were mainly a result of charge-offs during the year ended December 31, 2022. The allowance for loan losses decreased as a result of the decrease in historical loss rate from at December 31, 2021 to at December 31, 2022. The decrease was partially offset by an increase in qualitative factors from 2021 to 2022.

Our allowance for loan losses is allocated to the various segments of our portfolio identified above. The unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect our estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Reductions or additions to the allowance charged to operations are the result of applying our allowance methodology to the existing loan portfolio.

The following table presents the allocation of the allowance for loan losses by portfolio segment for the years ended.    The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories.

	2022		2021
		Loan Balance		Loan Balance
		as % of		as % of
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Commercial real estate	$8,554	63.6%	$7,458	57.5%
Commercial and industrial	271	2.1%	713	2.2%
Construction	6,389	30.4%	7,228	30.1%
Residential first-lien mortgage	236	3.1%	267	3.6%
Home equity/consumer	45	0.6%	48	0.6%
PPP	—	0.2%	—	6.0%
Unallocated	966	0.0%	906	0.0%

Total loans	$16,461	100.0%	$16,620	100.0%

See Note 4 – “Loans Receivable” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding our allowance for loan losses.

Investment Securities (available-for-sale and held-to-maturity)

We hold securities that are available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provide an additional source of interest income. Securities are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”) at the time of purchase. Securities are classified as HTM if we have the ability and intent to hold them until maturity. HTM securities are carried at cost, adjusted for unamortized purchase premiums and discounts. Securities that are classified as AFS are carried at fair value with unrealized gains and losses, net of income taxes, reported as a component of equity within accumulated other comprehensive income (loss).

Securities available-for-sale, which are carried at fair value, decreased $17.8 million, or 17.6%, to $83.4 million at December 31, 2022 from December 31, 2021. The decrease was primarily due to a $12.7 million reduction in the fair value of the available-for-sale securities portfolio and $10.4 million of maturities or calls and principal repayments, partially offset by $5.3 million in purchases. The Bank utilized the cash received from the maturities, calls and principal repayments to fund new loans.

HTM securities decreased 3.4% from December 31, 2021 to December 31, 2022. The decline in HTM securities is the result of normal principal prepayments and our strategy to not purchase additional securities for the HTM portfolio as we manage our investment portfolio to allow for greater flexibility as our liquidity needs change.

The following table summarizes the weighted-average yields based on maturity distribution schedule of the amortized cost of debt securities at December 31, 2022. Interest income presented in this Form 10-K for tax-advantaged obligations of state and political subdivisions has not been adjusted to reflect fully taxable-equivalent interest income. Expected maturities may differ from contractual maturities because the securities may be called without any penalties.

		After one	After five
	One year or	through five	through ten	After ten
	less	years	years	years	Total
(Dollars in thousands)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	$—	$379	$1,059	$33,477	$34,915
U.S. government agencies	—	934	1,663	2,488	5,085
SBIC securities	—	—	—	2,061	2,061
Obligations of state and political subdivisions	980	3,122	22,545	14,694	41,341

Total	$980	$4,435	$25,267	$52,720	$83,402

(Yield on securities)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	—	3.36%	2.19%	2.08%	2.10%
U.S. government agencies	—	2.84%	2.00%	2.33%	2.31%
SBIC securities	—	—	—	4.06%	4.06%
Obligations of state and political subdivisions	3.31%	2.64%	2.62%	2.33%	2.53%

Total	3.31%	2.74%	2.56%	2.24%	2.37%

At December 31, 2022, there were no security holdings of any one issuer in an amount greater than 10.0% of our total stockholders’ equity. See Note 3 – “Investment Securities” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding debt securities.

Cash and Due from Banks and Interest-earning Bank Balances

Cash and due from banks and interest-earning bank balances increased from $12.0 million at December 31, 2021 to $25.3 million at December 31, 2022, an increase of $13.3 million, or 110.5%. The increase in cash and due from banks and interest-earning banks balances was primarily due to the Bank’s liquidity management.

Federal Funds Sold

Federal funds sold decreased from $146.7 million at December 31, 2021 to $28.1 million at December 31, 2022, a decrease of $118.6 million, or 80.9%. The decrease in federal funds sold was primarily due to a reduction in deposits and an increase in loans.

Premises and Equipment

Premises and equipment, net decreased $876,000 from December 31, 2021 to December 31, 2022 resulting from $1.5 million in depreciation and disposals, partially offset by $607,000 in a combination of purchases of new equipment and improvements.

Goodwill and Core Deposit Intangible

At December 31, 2022, the Bank had $8.9 million of goodwill and $1.8 million in core deposit intangible assets derived from five branches purchased in May 2019.

Accrued Interest Receivable and Other Assets

Accrued interest receivable increased $538,000 from December 31, 2021 to December 31, 2022, primarily due to an increase in the outstanding principal balance of loans at December 31, 2022. Deferred taxes increased $3.1 million from December 31, 2021 to December 31, 2022, primarily due to the increase in deferred taxes resulting from the decline in the fair value on the available-for-sale securities portfolio, partially offset by the impact legislation enacted by the Governor of the State of New York establishing an economic nexus threshold of $1.0 million in New York City (”NYC”) receipts for purposes of the NYC business corporation tax for tax years beginning on or after January 1, 2022. Bank owned life insurance increased $1.1 million from December 31, 2021 to December 31, 2022, primarily due to the increase in cash surrender value resulting from the increase in interest rates. Other assets decreased $261,000 from December 31, 2021 to December 31, 2022.

Deposits

Our deposit services are generally comprised of a traditional range of deposit products, including checking accounts, savings accounts, attorney trust accounts, money market accounts, and certificates of deposit.

We offer our customers access to automated teller machines (“ATMs”) and other services which increase customer convenience and encourage continued and additional banking relationships.

We endeavor to maintain competitive rates on deposit accounts, and actual rates are established at the time that they are offered, and subsequently, based on contractual terms, taking into consideration competitor offerings. Although from time to time we advertise in local newspapers, our primary source of deposit relationships is satisfied customers. We offer a range of direct deposit products ranging from social security and disability payments to direct deposit of payroll checks.

During normal business practices the Bank will utilize deposits originated by brokers to support the Bank’s funding needs. At December 31, 2022 the balance of brokered deposits was $107.4 million, a decrease of $1.5 million from the $108.9 million outstanding at December 31, 2021.

At December 31, 2022, there were no customers whose deposit balances individually exceeded 5% of total deposits.

The following table presents the average balance of our deposit accounts and the average cost of funds for each category of our deposits, total uninsured deposits, and amount of uninsured portion of time deposits by maturity.

	2022		2021
		Average		Average
	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid
(Dollars are in thousands)
Non-interest-bearing checking	$280,729	0.00%	$273,260	0.00%
Demand interest-bearing	261,951	0.31%	263,715	0.27%
Money market	353,224	0.44%	339,903	0.30%
Savings deposits	220,222	0.32%	205,788	0.25%
Time deposits	293,627	0.99%	336,488	1.32%

	$1,409,753	0.43%	$1,419,154	0.47%

	Amount	Amount
Uninsured deposits	$269,247	$324,134

The following table represents the uninsured time deposits by maturity.

	As of December 31,
	2022	2021
Uninsured time deposits maturity	(Dollars in thousands)
Three months or less	$1,822	$3,509
Over three through six months	6,060	2,244
Over six through twelve months	14,586	1,283
Over twelve months	19,942	3,139

Total uninsured time deposits	$42,410	$10,175

The uninsured portion of deposits is any balance that exceeds the FDIC insurance limit of $250,000.

See the liquidity discussion within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K for more information regarding our available funds.

Total deposits decreased from $1.45 billion at December 31, 2021 to $1.35 billion at December 31, 2022, a decrease of $98.4 million, or 6.8%. Non-interest-bearing deposits decreased $21.2 million, or 7.4%, to $265.1 million at December 31, 2022. Interest-bearing deposits decreased $77.2 million, or 6.7%, to $1.08 billion at December 31, 2022.

Borrowings

At December 31, 2022, the Bank had $10.0 million in overnight borrowings. At December 31, 2021, the Bank had no borrowings outstanding.

Accrued Interest Payable, Lease Liabilities and Other Liabilities

Accrued interest payable, lease liabilities and other liabilities decreased $513,000 to $24.4 million as compared to $25.0 million in the prior year. This decrease is primarily due to a reduction of $1.8 million in the lease liability, partially offset by an increase in other liabilities of $1.3 million.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2022 increased $3.0 million or 1.4% when compared to the end of 2021. This increase was primarily due to the $26.5 million of earnings recorded during the twelve months of 2022, offset by the $9.4 million of common stock repurchased, the $6.4 million of cash dividends paid during the period, and the $9.1 million decrease in the accumulated other comprehensive income on the available-for-sale investment portfolio related to an increase in the interest rate yield curve. The Bank completed its second stock buyback program during the fourth quarter and in total repurchased 324,017 shares of common stock at a total cost of $9.4 million and a weighted average cost of $29.07 per share. Treasury stock totaled $19.5 million at December 31, 2022 including common stock purchased in 2021 in connection with the first stock buyback program and a part of the second buyback program. The ratio of equity to total assets at December 31, 2022 and December 31, 2021, was 13.7% and 12.8%, respectively.

Other Services

To further attract and retain customer relationships, we provide a standard array of additional community banking services, which include the following:

Money orders	Direct deposit	Automated teller machines

Cashier’s checks	Safe deposit boxes	On-line banking

Wire transfers	Night depository	Remote deposit capture

Debit cards	Bank-by-mail	Automated telephone banking

We also offer, on a limited basis, payroll-related services and credit card and merchant credit card processing through third parties hereby we do not undertake credit or fraud risk.

Internet Banking

We advertise but do not actively solicit new deposits or loans through our website. We utilize a qualified and experienced internet service provider to furnish the following types of customer account services:

Full on-line statements	Transaction histories

On-line bill payment	Transaction details

Account inquiries	Account-to-account transfers

Fee Income

Fee income is a component of our non-interest income. By charging non-customers fees for using our ATMs and charging customers for banking services such as money orders, cashier’s checks, wire transfers and check orders, as well as other deposit and loan-related fees, we earn fee income. Prudent fee income opportunities are sought to supplement net interest income but may be limited by our efforts to remain competitive and by regulatory constraints.

Staffing

As of December 31, 2022, we had approximately 175 full-time equivalent employees.

Supervision and Regulation

General. We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and conditions to our ability to repurchase stock or to pay dividends. The Company is a registered bank holding company and, as such is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as their primary federal regulator and as the insurer of the Banks’ deposits. The Bank is also regulated and examined by the New Jersey Department of Banking and Insurance (the “Department”). These regulators have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, is difficult to ascertain. Changes in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, financial condition and results of operations.

We are subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be originated, and limits on the type of other activities in which we may engage and the investments we may make. Banking regulations permit us to engage in certain additional activities, such as insurance sales and securities underwriting, through the formation of a “financial subsidiary.” In order to be eligible to establish or acquire a financial subsidiary, we must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. At this time, we do not engage in any activity which would require us to maintain a financial subsidiary. We are also subject to federal laws that limit the amount of transactions between us and any nonbank affiliates. Under these provisions, transactions, such as a loan or investment, by us with any nonbank affiliate are generally limited to 10% of our capital and surplus for all covered transactions with such affiliate or 20% percent of capital and surplus for all covered transactions with all affiliates. Any extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. We are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

Holding Company. The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the Federal Reserve before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank. Such a transaction would also require approval of the Department.

A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

As a public company with our securities listed for trading on the NASDAQ stock market, the Company is subject to the disclosure and regulatory requirements of the Securities and Exchange Commission, or SEC, including under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and listing standards of the NASDAQ stock market.

Monetary Policy. Our business, financial condition and results of operations are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have a significant effect upon the operating results of commercial banks such as ours. The Federal Reserve has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities transactions and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC (“DIF”). No institution may pay a dividend if in default of the federal deposit insurance assessment.

The DIF has a designated reserve (target) ratio (“DRR”) of 2.00% of the estimated insured deposits. The FDIC has adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35 percent within 8 years of establishment, because the reserve ratio was 1.30 percent as of June 30, 2020. The Restoration Plan maintains the current schedule of assessment rates for all insured depository institutions. Dividends are required to be paid to the industry should the DRR exceed 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The assessment base for insured depository institutions is the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.

The limit for federal deposit insurance is $250,000 and the cash limit of Securities Investor Protection Corporation protection is also $250,000.

The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future.

Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Dividend Restrictions. Under the New Jersey Banking Act of 1948, as amended (the “Banking Act”), a bank may declare and pay cash dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus. The FDIC prohibits payment of cash dividends if, as a result, the institution would be undercapitalized, or the institution is in default with respect to any assessment due to the FDIC.

Under Pennsylvania law, the Company may not pay a dividend, if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of business and, after giving effect to the dividend, the total assets of the Company would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to those receiving the dividend.

It is also the policy of the Federal Reserve that a bank holding company generally may only pay dividends on common stock out of net income available to common shareholders over the past twelve months and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

Regulatory Capital Requirements. Federally insured, state-chartered non-member banks are required to maintain minimum levels of regulatory capital. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement.

The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets.

Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other banking associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the FDIC’s regulations, the most highly-rated banks are those that the FDIC determines are strong banking organizations and are rated composite 1 under the Uniform Financial Institutions Rating System.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Capital rules require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards described above. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2022, the Bank met all capital adequacy requirements on a fully phased-in basis.

In determining compliance with the risk-based capital requirement, a banking organization is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets. At December 31, 2022, the Bank exceeded all its regulatory capital requirements.

Any banking organization that fails any of the capital requirements is subject to possible enforcement action by the FDIC. Such action could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The FDIC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

The Company qualifies as a “small bank holding company” with respect to the application of consolidated capital requirements because it has less than $3 billion of consolidated assets. “Small bank holding companies” are not subject to the consolidated capital requirements unless otherwise directed by the Federal Reserve.

Prompt Corrective Action. In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, or have discretion to take, based upon the capital category into which a federally-regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

In addition, a banking organization is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

A banking organization generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. A banking organization which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized organizations are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions. At December 31, 2022, the Bank was not subject to the above mentioned restrictions.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that banks meet the credit needs of all of their assessment area, as established for these purposes in accordance with applicable regulations based principally on the location of branch offices, including those of low-income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” Our record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2022, we maintained a “satisfactory” CRA rating. The federal banking regulators have proposed extensive changes to the regulations under CRA, but no final rules have yet been adopted. We have not yet examined the proposed changes, but we do not believe that they will materially affect the operation of the Bank if they are adopted.

Dodd-Frank Act. The Dodd-Frank Act became law on July 21, 2010. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry, including regulated financial institutions such as us, as well as non-banks and others who are involved in the consumer finance industry. The CFPB has exclusive authority through formal rulemaking, as well as through the issuance of orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial protection laws, to oversee non-federally regulated entities, to prevent practices that the CFPB deems unfair, deceptive or abusive. While the CFPB has these extensive powers to interpret, administer and enforce federal consumer financial protection laws, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over us on matters otherwise following within the CFPB’s jurisdiction because we have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Federal Home Loan Bank (“FHLB”) Membership. We are a member of the FHLB-NY. Each member of the FHLB-NY is required to maintain a minimum investment in capital stock of the FHLB-NY. The Board of Directors of the FHLB-NY can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in the FHLB-NY depends entirely upon the occurrence of a future event, potential payments to the FHLB-NY are not determinable.

Additionally, in the event that we fail, the right of the FHLB-NY to seek repayment of funds loaned to us will take priority over certain other creditors.

The Sarbanes-Oxley Act. As a public company, the Bank is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Loans to One Borrower. New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank, or up to 25% of the capital funds of the bank if the additional 10% is fully secured by collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of the loans and extensions of credit over the 15% limit. At December 31, 2022, the Bank’s lending limit to one borrower under regulatory guidelines was $35.0 million, but our Board of Directors has set an internal lending limit of approximately 75.0% of legal lending limit or $26.3 million.

Concentration and Risk Guidance. The federal banking regulatory agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements. The Bank adheres to the practices recommended in this guidance.

Economic Growth, Regulatory Relief, and Consumer Protection Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRR&CPA”), which was designed to ease certain restrictions imposed by the Dodd-Frank Act, was enacted into law on May 24, 2018. Most of the changes made by the EGRR&CPA can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the EGRR&CPA as it relates to community banks include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings.

Section 201 of the EGRR&CPA directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.

On September 17, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC adopted a rule to implement the provisions of Section 201 of the EGRR&CPA. Under the rule, a qualifying community banking organization would be defined as a deposit institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets. A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%. The rule also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below the CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions. Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework. The Bank did not opt in to the CBLR framework.

The Bank continues to analyze the changes implemented by the EGRR&CPA, including the CBLR framework included in the recently adopted rule, and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Bank’s business, operations, or financial results.

Restrictions on Transactions with Affiliates, Directors, and Officers. Under the Federal Reserve Act, the Bank may not lend funds or otherwise extend credit to its parent holding company or any other affiliate, except on specified types and amounts of collateral generally upon market terms and conditions. The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve’s Regulation W and relevant federal statutes and regulations, among other authorities, impose significant limitations on transactions in which the Bank may engage with us or with other affiliates, including per-affiliate and aggregate limits on affiliate transactions.

Federal Reserve Regulation O restricts loans to the Bank and its parent holding company’s insiders, which includes directors, certain officers, and principal shareholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank board of directors.

Changes in New Jersey Tax Laws. On September 29, 2020, New Jersey Governor Phil Murphy signed into law A.4721, extending through December 31, 2023, the 2.5% surtax currently imposed on Corporation Business Tax (CBT) filers with allocated taxable net income over $1 million. As originally enacted, the surtax rate was scheduled to decrease from 2.5% to 1.5% for privilege periods beginning on or after January 1, 2020 through December 31, 2021 and expire for privilege periods beginning on or after January 1, 2022. The change made by A.4721 takes effect immediately and applies retroactively to privilege periods beginning on or after January 1, 2020.

Cyber-security. Federal regulators have issued two related statements regarding cyber-security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective controls and tools to monitor, block, and provide alerts regarding suspicious activity and to report on any suspected advanced persistent threats. We also offset cyber risk through internal training, testing of our employees, and we procure insurance to provide assistance on significant incidents and to offset potential liability.

We have not experienced a significant compromise, significant data loss, or any material financial losses related to cyber-security attacks. Risks and exposures related to cyber-security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of third-party service providers, internet banking, mobile banking, and other technology-based products and services by us and our clients.

Other Laws and Regulations. We are subject to a variety of laws and regulations which are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws.

We are heavily regulated by regulatory agencies at the federal and state levels. As a result of events in the financial markets and the economy in recent years, we, like most of our competitors, have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us and the financial services industry in general.

Future Legislation and Regulation. Regulators have increased their focus on the regulation of the financial services industry in recent years. Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and by applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effects that such laws or any implementing regulations would have on our business, financial condition and results of operations.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Bank are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Bank’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.

Our risk factors can be broadly summarized by the following categories:

•	Risks Related to the Pending Acquisition of Noah Bank

•	Credit and Interest Rate Risks

•	Risks Related to the Bank’s Common Stock

•	Economic Risks

•	Operational Risks

•	Strategic Risks

•	Risks Related to the Regulation of our Industry

RISKS RELATED TO THE COMPANY’S PENDING ACQUISITION OF NOAH BANK

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the transaction.

In connection with the Company’s pending acquisition of Noah Bank (See Item 1. Business – General), before the acquisition can be completed, the Company and the Bank must obtain approval of the acquisition from the FDIC, the New Jersey Department of Banking and Insurance and the Pennsylvania Department of Banking and Securities, and either the approval of the Federal Reserve or confirmation that such approval is not required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of the Company, the Bank and Noah Bank, and other factors. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or a delay in their receipt. These regulators may impose conditions on the completion of the acquisition or require changes to the terms of the Merger Agreement. Such conditions or changes could have the effect of delaying or preventing completion of the acquisition or imposing additional costs on or limiting the revenues of the Company following the completion of the acquisition, any of which might have an adverse effect on the Company following the acquisition.

The acquisition may be more difficult, costly or time consuming than expected and the anticipated benefits of the transaction may not be realized.

The success of the acquisition, including anticipated benefits, will depend, in part, on the Bank’s ability to successfully combine and integrate Noah into the Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of the Bank’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Bank’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits of the transaction. The loss of key employees could adversely affect the Bank’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Bank experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any acquisition, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts by the Bank will also divert management attention and resources. These integration matters could have an adverse effect on the Bank during the transition period and for an undetermined period after completion of the acquisition.

The Merger Agreement may be terminated in accordance with its terms, and the acquisition may not be completed.

The Merger Agreement is subject to a number of customary closing conditions that must be satisfied or waived in order to complete the acquisition, including the receipt of the requisite regulatory approvals. These conditions to the closing of the acquisition may not be satisfied or waived in a timely manner or at all, and, accordingly, the acquisition may be delayed or may not be completed. In addition, Noah or the Bank may elect to terminate the Merger Agreement in certain other circumstances.

Termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences. For example, the Bank’s business may have been impacted adversely by the failure to pursue other opportunities due to management’s focus on the acquisition, without realizing any of the anticipated benefits of completing the acquisition. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Noah acquisition will be completed.

Furthermore, the Company has incurred and will incur substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement. If the acquisition is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the acquisition.

CREDIT AND INTEREST RATE RISKS

Our loan portfolio has a significant concentration in commercial real estate and commercial construction loans.

Our loan portfolio is made up largely of commercial real estate loans and commercial construction loans. At December 31, 2022, we had approximately $873.6 million of commercial real estate loans, which represented 63.7% of our total loan portfolio. Our commercial real estate loans include loans secured by owner-occupied and non-owner-occupied tenanted properties for commercial uses and multi-family loans. The portfolio also consists of construction loans of approximately $417.5 million, or 30.5%, of our total loan portfolio as of December 31, 2022. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2022, we had $28.9 million of commercial and industrial loans, which represented 2.1% of our total loan portfolio.

Commercial real estate loans generally expose a lender to a higher degree of credit risk of nonpayment and loss than other loans because of several factors, including dependence on the successful operation of a business or a project for repayment, the collateral securing these loans may not be sold as easily as for other loans, and loan terms may include a balloon payment rather than full amortization over the loan term. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers could materially and adversely affect us.

Loans secured by owner-occupied real estate are reliant on the underlying operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate market. In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, no payment from the borrower is required during the term of most of our construction loans since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costlier to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Further, in the case of speculative construction loans, there is added risk associated with identifying an end-purchaser for the finished project which poses a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

Any recession in our local economy and commercial real estate market may make it more difficult for commercial real estate borrowers to repay their loans in a timely manner as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan losses and/or an increase in charge offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which could occur as a result of less need for office space due to more people working from home or other factors. This would decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening in the commercial real estate market will increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels or restrict our ability to originate new loans secured by commercial real estate. We can provide no assurance that capital would be available at that time.

The nature of our construction loan portfolio may expose us to increased lending risks.

Given the recent growth in our loan portfolio, a portion of our construction loans are unseasoned, meaning that they were originated relatively recently. Our limited time with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge off levels above our expectations, which could negatively affect our performance.

The small to mid-sized businesses that we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us that could materially harm our operating results.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These small to mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. In addition, the success of a small to midsized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Any economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about external factors, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses. Although we believe that our allowance for loan losses at December 31, 2022 is adequate to cover known and probable incurred losses included in the portfolio, we cannot provide assurances that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

The Financial Accounting Standards Board (“FASB”) has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment, certain off-balance-sheet commitments and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for the Bank for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. We are evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses and unfunded commitments as of the beginning of the first reporting period in which the new standard is effective, the quarter ending March 31, 2023, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Upon adoption of the new CECL standard, effective January 1, 2023, the Bank anticipates recording a one-time decrease, net of tax, in retained earnings of approximately $304,000 (unaudited), a reduction to the allowance for loan losses of approximately $264,000 (unaudited) and a reserve for unfunded liabilities of approximately $686,000 (unaudited).

The financial services industry is undergoing a period of great volatility and disruption.

Changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, most of which have occurred, could directly impact us in one or more of the following ways:

•

Net interest income, the difference between interest earned on interest earning assets and interest paid on interest- bearing liabilities, represents a significant portion of our earnings. Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest earning assets, and the interest we pay on deposits, and borrowings (when applicable). The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest earning assets and interest-bearing liabilities. Our interest earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

•

The market value of our securities portfolio may decline and result in other than temporary impairment charges. The value of the securities in our portfolio is affected by factors that impact the U.S. securities markets in general as well as specific financial sector factors and entities. Uncertainty in the market regarding the financial sector has at times negatively impacted the value of securities within our portfolio. Further declines in these sectors may result in future other than temporary impairment charges.

•	Asset quality may deteriorate as borrowers become unable to repay their loans.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. The level of net interest income is primarily a function of the average balance of our interest earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve, and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our interest earning assets and compresses our net interest margin. In addition, the economic value of equity could decline if interest rates increase. Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest earning assets, an increase in market rates of interest could reduce our net interest income.

Likewise, when interest earning assets mature or re-price more quickly than interest bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

Uncertainty about the future of the London Interbank Offer Rate (LIBOR) may adversely affect our business and financial results.

We have certain floating-rate investment securities that determine their applicable interest rate or payment amount by reference to LIBOR. However, a reduced volume of interbank unsecured term borrowing coupled with legal and regulatory proceedings related to rate manipulation by certain financial institutions led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced that LIBOR will cease after June 30, 2023. The U.S. federal banking agencies have encouraged banks to identify LIBOR-referencing contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. Further, on March 15, 2022, Congress passed the Adjustable Interest Rate Act (the “AIR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law, (ii) will not mature before June 30, 2023, and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule implementing the AIR Act that replaces references to LIBOR in financial contracts addressed by the AIR Act with certain Federal Reserve-selected benchmark rates based on the Secured Overnight Finance Rate (SOFR).

The Company has multiple alternative reference rates available to customers, and there can be no assurances on which benchmark rate(s) may become the primary replacement to LIBOR for purposes of financial instruments that are currently referencing LIBOR. Following the discontinuance of LIBOR, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, and such discontinuation may increase operational and other risks to the Company and the industry.

Benchmark rates based on SOFR have emerged as viable replacements for LIBOR. The Alternative Reference Rate Committee, which is a group of large banks, has recommended the use of benchmark rates based on SOFR, including a forward-looking term SOFR rate, as alternatives to LIBOR for various categories of contracts. SOFR has been published by the Federal Reserve Bank of New York (FRBNY) since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. In addition, certain benchmark rates based on SOFR, such as the forward-looking term SOFR rate, are calculated and published by third parties. Because SOFR, and such other benchmark rates based on SOFR, are published by the FRBNY or such other third parties, the Company has no control over their determination, calculation or publication. There can be no assurance that SOFR, or benchmark rates based on SOFR, will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize such rates as the reference rate for transactions. There is no assurance that SOFR (or benchmark rates based on SOFR) will be widely adopted as the replacement reference rate for LIBOR (or that the Company will ultimately decide to adopt SOFR, or a benchmark rate based on SOFR, as the reference rate for its lending or borrowing transactions).

Notwithstanding the above, a consensus has not yet been reached on what rate or rates may be viewed as accepted alternatives to LIBOR. The market transition away from LIBOR to an alternative reference rate, including SOFR (or benchmark rates based on SOFR), is complex and could have a range of adverse effects on the Company’s business, financial condition, and results of operations. In particular, any such transition could:

•

adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Company’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•

adversely affect the value of the Company’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and

•

require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

RISKS RELATED TO THE BANK’S COMMON STOCK

The Holding Company’s ability to pay dividends depends primarily on receiving dividends from the Bank, which is subject to regulatory limits and the Bank’s performance.

The Company is a bank holding company and banking operations are conducted by its subsidiary, the Bank. The Company’s ability to pay dividends depends on its receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures, other cash flow requirements, and other factors deemed relevant by its Board of Directors. There is no assurance that the Bank will be able to pay dividends in the future, and if able, that the dividends will be at the same rate as 2022, or that the Company will generate adequate cash flow from the Bank to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Our stock price may reflect securities market conditions

The effectiveness of governmental, fiscal and monetary policies, and regulatory responses to the market conditions affect the financial markets and the market prices for securities generally, and the market prices for bank stocks, including our common stock. The stock market’s gains due to a concentration of high growth companies has been adversely affected by inflation and higher interest rates and other national and international events.

ECONOMIC RISKS

Inflation can have an adverse impact on the Company’s business and its customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve has raised certain benchmark interest rates to combat inflation. As discussed above under CREDIT AND INTEREST RATE RISKS— Changes in interest rates may adversely affect our earnings and financial condition, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

We face risks related to health epidemics and other outbreaks, severe weather, power or telecommunications loss, and terrorism which could significantly disrupt our operations.

Business disruptions can occur due to forces beyond the Bank’s control such as severe weather, power or telecommunications loss, accidents, flooding, terrorism, health emergencies, the spread of infectious diseases or pandemics. Our business could be adversely impacted by the effects of any of these events to the extent that they harm the local or national economy. Any of these events may also impact our branches, our operations, our customers and / or our vendors, which may materially and adversely affect our business, financial condition and results of operations. These business disruptions may include temporary closure of our branches and/or the facilities of our customers or vendors and suspension of services, which may materially and adversely affect our business, financial condition and results of operations.

Market conditions and economic cyclicality may adversely affect our industry.

Market developments, including unemployment, price levels, stock and bond market volatility, and changes, including those resulting from world events, affect consumer confidence levels, economic activity and inflation. Changes in payment behaviors and payment rates may increase in delinquencies and default rates, which could affect our earnings and credit quality.

OPERATIONAL RISKS

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders in our market area, which is generally an area within an approximate 100 mile radius of Princeton and dominated by large statewide, regional and interstate banking institutions. Many of our competitors enjoy advantages, such as greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

These competitors may offer higher interest rates on deposits than we do, which could decrease the deposits that we attract or require us to increase our interest rates on deposit accounts to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations and may increase our cost of funds. Additionally, these competitors may offer lower interest rates on loans than we do, which could decrease the amount of loans that we attract or require us to decrease our interest rates on loans to attract new loans. Increased loan competition could adversely affect our net interest margin.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

If deposit levels are not sufficient, it may be more expensive to fund loan originations.

Our deposits have been our primary funding source. In current market conditions, depositors may choose to redeploy their funds into higher yielding investments, the stock market or other investment alternatives, regardless of our effort to retain such depositors. If this occurs, it would hamper our ability to grow deposits and could result in a net outflow of deposits. Our average total deposits for the year ended December 31, 2022 of $1.41 billion fell slightly from $1.42 billion for the year ended December 31, 2021. We will continue to focus on deposit growth, which we use to fund loan originations. However, if we are unable to sufficiently increase our deposit balances, we will be required to increase our use of alternative sources of funding, including FHLB advances, or to increase our deposit rates in order to attract additional deposits, each of which would increase our cost of funds.

We must maintain and follow high underwriting standards to grow safely.

Our ability to grow our assets safely depends on maintaining disciplined and prudent underwriting standards and ensuring that our relationship managers and lending personnel follow those standards. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge offs and may necessitate that we significantly increase our allowance for loan losses. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Additionally, damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third-parties from infringing on the “The Bank of Princeton” brand and associated trademarks. Defense of our reputation, including through litigation, could result in costs adversely affecting our business, results of operations, financial condition or prospects.

Our internal control systems could fail to detect certain events.

We are subject to certain operational risks, including but not limited to data processing system failures and errors and customer or employee fraud. We maintain a system of internal controls to mitigate such occurrences which system recently had to be modified to cover the additional risks caused by the increase in the amount of time our employees are working remotely. We also maintain insurance coverage for such risks. However, should such an event occur that is not prevented or detected by our internal controls, is uninsured or in excess of applicable insurance limits, it could have a significant adverse effect on our business, results of operations, financial condition or prospects.

If we cannot favorably assess the effectiveness of our internal controls over financial reporting we may be subject to additional regulatory scrutiny.

Like other banks of our size, our management is required to prepare a report that contains an assessment by management of the effectiveness of our internal control structure and procedures for financial reporting (including the Call Report that is submitted to the FDIC) as of the end of such fiscal year. Our independent registered public accounting firm is also required to examine, attest to and report on the assessment of our management concerning the effectiveness of our internal control structure and procedures for financial reporting. The rules that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation and testing and possible remediation of internal control weaknesses. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process, we may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform their obligations to us could disrupt our operations.

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third- party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We cannot predict how changes in technology will impact our business; increased use of technology may expose us to service interruptions.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	telecommunications;

•	data processing;

•	automation;

•	Internet banking, including mobile banking;

•	social media;

•	debit cards and so-called “smart cards”; and

•	remote deposit capture.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers including Internet banking, mobile banking and electronic bill payment, as well as banking by phone. We also offer ATM and debit cards, wire transfers, and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investment in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service which could expose us to claims by customers or other third parties. We can provide no assurance that we will have sufficient resources or access to the necessary technology to remain competitive in the future.

We may be vulnerable to cyberattacks or other security breaches affecting our electronic data and product delivery systems.

The financial services industry has experienced an increase in both the number and severity of reported cyberattacks aimed at gaining unauthorized systems access as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions. Cybercrime risks have increased as electronic and mobile banking activities have increased. We are increasingly dependent on technology systems to run our core operations and to be a delivery channel to provide products and services to our customers. We also rely on the integrity and security of a variety of third-party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption. In many cases, in order for these systems to function, they must be connected to the internet, directly or indirectly. These connections open our systems to potential attacks by third parties seeking to steal our data, our customers’ information or to disable our systems. A successful attack on our systems could adversely affect our results of operations by, among other things, harming our reputation among current and potential customers if their information is stolen, disrupting our operations if our systems are impaired, the loss of assets which could be stolen in an attack and the costs of remediating our systems after an attack. Although we have security safeguards and take numerous steps to protect our systems from a potential attack, we can provide no assurance that these measures will be successful in preventing intrusions into our systems. A portion of our workforce (which changes based on management’s discretion) are working a portion of their work hours remotely which has only increased our risk in this area. Therefore, the Bank’s information technology department has instituted additional security measures with the use of lap top computers at home, such as specially loaded software providing more accessibility, increased monitoring of access logs, and the requirement for employees to bring their lap top computer into the office when working there. In addition, files and documents are only allowed to be transferred via the issued lap top computer; no personal emails can be used. The occurrence of a breach of security involving our customers could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Bank’s business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to the Bank’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Bank’s interests and/or may be inaccurate. The dissemination of information online could harm the Bank’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Bank an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about the Bank’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees, directors and customers. The inappropriate use of social media by the Bank’s customers, directors or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage the Bank’s reputation adversely affecting customer or investor confidence.

STRATEGIC RISKS

Our growth has substantially increased our expenses and impacted our results of operations.

Although we believe that our growth-oriented business strategy will support our long-term profitability and franchise value, the expense associated with our growth, including compensation expense for the employees needed to support this growth and leasehold and other expenses associated with our locations, has and may continue to negatively affect our results. In addition, in order for our existing branches to contribute to our long-term profitability, we will need to be successful in attracting and maintaining cost-efficient deposits at these locations. In order to successfully manage our growth, we need to effectively execute policies, procedures and controls to maintain our credit quality and oversee our operations. We can provide no assurance that we will be successful in this strategy.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees.

We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from growth. Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees, and we may need to adopt additional equity plans in order to do so. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

RISKS RELATED TO THE REGULATION OF OUR INDUSTRY

We are subject to significant government regulation, which could affect our business, financial condition and results of operations.

We are subject to extensive governmental supervision, regulation and control. The Company is subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC and the New Jersey Department of Banking and Insurance. Their laws and regulations are subject to change and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations.

Changes to laws and regulation applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting stockholders. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantage for non-bank competitors.

Our lending limit may restrict our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus, including capital notes, to any one borrower. Based upon our current capital levels, the amount we may lend is less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this ability may not always be available.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on the Company’s business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our operations from our headquarters and branch located at 183 Bayard Lane, Princeton, New Jersey, an operations center at 403 Wall Street, Princeton, New Jersey, and from 24 other branch locations in New Jersey and Pennsylvania. The following table sets forth certain information regarding the Bank’s properties as of December 31, 2022:

Location	Leased or Owned	Date of Lease Expiration[1]
Corporate Headquarters and Branch 183 Bayard Lane Princeton, NJ	Leased	October 31, 2023

Operations Center 403 Wall Street Princeton, NJ	Leased	February 28, 2026

Hamilton Branch 339 Route 33 Hamilton, NJ	Leased	October 30, 2025

Pennington Branch 2 Route 31 Pennington, NJ	Leased	April 30, 2027

Montgomery Branch 1185 Route 206 North Princeton, NJ	Leased	April 30, 2025

Monroe Branch	Leased	July 31, 2030
1 Rossmoor Drive Monroe Township, NJ

Lambertville Branch 10-12 Bridge Street Lambertville, NJ	Owned	N/A

Lawrenceville Branch 2999 Princeton Pike Lawrenceville, NJ	Leased	October 30, 2025

Nassau Street Branch 194 Nassau Street Princeton, NJ	Leased	November 30, 2026

New Brunswick Branch 1 Spring Street, Suite 102 New Brunswick, NJ	Leased	March 31, 2027

Cream Ridge Branch	Leased	October 28, 2023
403 Rt 539 Cream Ridge, NJ

Chesterfield Branch 305 Bordentown-Chesterfield Road Chesterfield, NJ	Owned	N/A

Bordentown Branch 335 Farnsworth Avenue Bordentown, NJ	Owned	N/A

Browns Mills Branch 101 Pemberton Browns Mills Road Browns Mills, NJ	Owned	N/A

Deptford Branch 1893 Hurffville Road Deptford, NJ	Owned	N/A

Sicklerville Branch 483 Cross Key Road Sicklerville, NJ	Leased	February 1, 2026

Princeton Junction Branch 11 Cranbury Road Princeton Junction, NJ	Leased	October 10, 2024

Quakerbridge Branch 3745 Quakerbridge Road Hamilton, NJ	Leased	April 1, 2024

Lakewood Branch 12 American Avenue, 7B Lakewood, NJ	Leased	August 20, 2025

Piscataway Branch 1642 Stelton Road, Suite 410 Piscataway, NJ	Leased	March 31, 2027

North Wales Branch 1222 Welsh Road North Wales, PA	Leased	September 30, 2026

Cheltenham Branch 470 West Cheltenham Avenue Philadelphia, PA	Leased	January 25, 2026

Chinatown Branch 921 Arch Street Philadelphia, PA	Leased	September 30, 2027

Chestnut Street Branch 1839 Chestnut Street Philadelphia, PA	Leased	February 28, 2027

The expiration date is based on the next upcoming maturity date and does not take into consideration any renewal/extensions dates.

Item 3. Legal Proceedings

From time to time the Company is a defendant in various legal proceedings arising in the ordinary course of our business. However, in the opinion of management of the Company, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the “NASDAQ Global Select Market” under the ticker symbol “BPRN.” As of March 3, 2023, there were approximately 1,025 holders of our common stock.

The following table shows the quarterly high and low closing prices of our common stock traded on NASDAQ.

	Stock Price
			Cash
			Dividend
	High	Low	Per Share
Quarter ended:
December 31, 2022	$32.80	$28.57	$0.25
September 30, 2022	$29.95	$27.29	$0.25
June 30, 2022	$30.49	$26.66	$0.25
March 31, 2022	$32.06	$28.73	$0.25

December 31, 2021	$30.89	$28.71	$0.18
September 30, 2021	$30.74	$27.90	$0.18
June 30, 2021	$31.25	$25.58	$0.18
March 31, 2021	$30.00	$21.26	$0.12

Recent Sales of Unregistered Securities

During the three months ended December 31, 2022, the Bank issued:

•

1,750 shares of its common stock pursuant to exercises of options previously awarded under the Bank’s stock option plans. The Bank received cash consideration of $38,500 in the aggregate, based on the exercise price of the options, and

•	735 shares of its common stock pursuant to its Dividend Reinvestment Plan.

The offer and sale of all of the shares of common stock listed above was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

On January 26, 2022 the Bank announced a stock repurchase program to repurchase up to 324,017 shares of common stock, approximately 5% of the Bank’s outstanding shares of common stock, over a period of time necessary to complete such repurchases. The Company repurchased all 324,017 shares during the year ended December 31, 2022. The Bank’s repurchase of equity securities for the three months ended December 31, 2022 were as follows:

Total
Number of
Shares
Purchased
			as Part of	Maximum Number
	Total	Average	Publicly	of Shares that May
	Number of	Price	Announced	Yet be Purchased
	Shares	Paid Per	Plans or	Under Plans or
	Purchased	Share	Program	Programs
Period				10,174
October 1 - 31, 2022	10,174	$29.09	10,174	—
November 1 - 30, 2022	—	$—	—	—
December 1 - 31, 2022	—	$—	—	—

	10,174	$29.09	10,174

Performance Graph

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Bank, NASDAQ Composite Index, SNL Mid-Atlantic Bank Index, and Peer Group made up of banks and thrifts with total assets between $1.00 billion and $3.00 billion for the periods indicated. The graph below represents $100 invested in our common stock at its closing price on August 4, 2017, the date the common stock commenced trading on the NASDAQ Global Select Market.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Bank of Princeton	100.00	81.33	92.39	69.93	89.61	100.17
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	85.44	121.49	109.82	138.70	117.14
Peer Group	100.00	95.61	108.57	91.92	118.55	119.03

Peer group includes Banks and Thrifts with total assets between $1B – $3B

Source: S&P Global Market Intelligence

© 2023

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2022. See Note 15 “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the material features of each plan.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under compensation plans
Equity Compensation Plans approved by security holders	367,564	$19.31	317,777
Equity Compensation Plans not approved by security holders	—	—	—

Total	367,564	$19.31	317,777

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

•	Overview and Strategy

•	Comparison of Financial Condition at December 31, 2022 and December 31, 2021

•	Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

•	Rate/Volume Analysis

•	Liquidity, Commitments and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Exposure to changes in Interest Rates

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Standards

Overview and Strategy

We remain focused on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively priced and delivered in a responsive manner to small businesses, to professionals and individuals in our market area. As a community bank, we seek to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve our customers, we endeavor to provide state-of-the-art delivery systems with ATMs, current operating software, timely reporting, online bill pay and other similar up-to-date products and services. We seek to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Our primary business objectives are:

•	to provide local businesses, professionals and individuals with banking services responsive to and determined by their needs and local market conditions;

•	to attract deposits and loans through competitive pricing, responsiveness and service; and

•	to provide a reasonable return to stockholders on capital invested.

We strive to serve the financial needs of our customers while providing an appropriate return to our stockholders, consistent with safe and sound banking practices. We expect that a financial strategy that utilizes variable rates and matching assets and liabilities will enable us to increase our net interest margin, while managing interest rate risk. We also seek to generate fee income from various sources, subject to our desire to maintain competitive pricing within our market area.

Our recognition of, and commitment to, the needs of the local community, combined with highly personalized and responsive customer service, differentiates us from our competition. We continue to capitalize upon the personal contacts and relationships of our organizers, directors, stockholders and officers to establish and grow our customer base.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

General. Total assets were $1.60 billion at December 31, 2022, a decrease of $85.9 million, or 5.1% when compared to $1.69 billion at the end of 2021. The primary reason for the decrease in total assets was a decrease in cash and cash equivalents of approximately $105.4 million, partially offset by an increase of $35.2 million in net loans. The increase in loans receivable primarily consisted of a $102.5 million increase in commercial real estate loans and a $13.9 million increase in construction loans, partially offset by a $77.3 million decrease in PPP loans during the twelve-month period covered.

Total liabilities decreased by $88.9 million to $1.38 billion at December 31, 2022 from $1.47 billion at December 31, 2021. Total deposits at December 31, 2022 decreased by $98.4 million, or 6.8%, when compared to December 31, 2021, primarily due decreases of $89.4 million in money market deposits, $34.9 million in savings and $21.2 million in non-interest checking, partially offset by a $42.4 million increase in time deposits over $250,000. The Bank had $ 10 million in borrowings at December 31, 2022 and no outstanding borrowings at December 31, 2021.

Total stockholders’ equity at December 31, 2022 increased $3.0 million or 1.4% when compared to the end of 2021. This increase was primarily due to the $26.5 million of earnings recorded during the twelve months of 2022, offset by the $9.4 million of common stock repurchased, the $6.5 million of cash dividends paid during the period, and the $9.1 million decrease in the accumulated other comprehensive income on the available-for-sale investment portfolio related to an increase in the interest rate yield curve. The Bank completed its 2022 stock buyback program during the fourth quarter and in total repurchased 324,017 shares of common stock at a total cost of $9.4 million and a weighted average cost of $29.07 per share. The ratio of equity to total assets at December 31, 2022 and at December 31, 2021, was 13.7% and 12.8%, respectively.

We manage our balance sheet based on a number of interrelated criteria, such as changes in interest rates, fluctuations in certain asset and liability categories whose changes are not totally controlled by us, swings in deposit account balances driven by depositors’ needs, prepayments and issuer call options exercised on securities available for sale, early payoffs on loans, investment opportunities presented by market conditions, lending originations, capital provided by earnings, and active management of our overall liquidity positions. The management of these dynamic and interrelated elements of our balance sheet results in fluctuations in balance sheet items throughout the year.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General.

Net income for the year ended December 31, 2022 was $26.5 million, an increase of approximately $4.0 million, or 17.8%, as compared to the year ended December 31, 2021. This increase over 2021’s results was primarily due to a $5.5 million increase in net-interest income, a $3.2 million decrease in the provision for loan losses and a $196,000 increase in non-interest income, partially offset by a $4.0 million increase in non-interest expenses and an $856,000 increase in income tax expense.

Net interest income.

Net interest income for the twelve-month period ended December 31, 2022 was $68.1 million, an increase of $5.5 million, or 8.8%, over 2021. This increase was due to a $4.8 million increase in interest earned on earning assets and a $674,000 decline in interest expense. For the twelve-month period ended December 31, 2022, the average outstanding balance of earning assets decreased by $13.8 million and average outstanding interest-bearing liabilities decreased $17.0 million. The total interest rate on average interest-earning assets for the twelve-month periods ended December 31, 2022 and 2021 was 4.80% and 4.45%, respectively. The net interest margin increased 39 basis points from 4.02% for the year ended December 31, 2021 to 4.41% for the year ended December31, 2022.

Total interest and dividend income.

Total interest and dividend income increased $4.8 million, or 6.9%, to $74.1 million for the year ended December 31, 2022, compared to $69.3 million for the prior year. The improvement in interest income resulted from an increase in the yield on earning assets of 35 basis points to 4.80% for the twelve-month period ended December 31, 2022.

Interest income and fees on loans increased $3.6 million, or 5.4%, to $71.0 million for the year ended December 31, 2022, compared to $67.3 million for the prior year. The increase was attributable to a 29 basis point increase in the year-over-year average yield on loans to 5.16%, due to the rising interest rates over the period.

Interest income on securities increased approximately $434,000, or 25.1%, for the year ended December 31, 2022 compared to the prior year. This decrease was attributable to an $9.8 million increase in average balances and a 25 basis point increase in the yield earned on the securities portfolio.

Other interest and dividends increased $726,000, or 368.5%, to $923,000 for the year ended December 31, 2022, compared to $197,000 for the prior year due to an increase in federal funds sold. This increase was due to a 94 basis point increase in the yield and a $32.2 million increase in average balances of federal funds sold.

Interest Expense.

Total interest expense decreased $674,000, or 10.1%, for the year ended December 31, 2022 compared to the prior year. This decrease was the result of a 5 basis point decrease in the cost of interest-bearing liabilities and a decrease of $17.0 million in average interest-bearing liabilities.

Interest expense on borrowings was not meaningful for either period presented.

Provision for Loan Losses.

The provision for credit losses for the twelve months ended December 31, 2022 was $400,000 compared with a provision of $3.6 million for the 2021 period. The decrease in the provision was due to a reduction in net charge-offs from $3.0 million during 2021 to $559,000 during 2022. Therefore, there was less provision needed to fund the allowance for loan losses in 2022. As of December 31, 2022 and 2021, the Bank did not apply any qualitative factors to the loans originated from PPP, based on the U.S government’s guarantee and the CARES Act requirement to classify these loans at 0% in determining risk-based capital ratio. The rate of allowance for credit losses to period end loans was 1.20% at December 31, 2022, compared to 1.24% at December 31, 2021, which reflects management’s assessment of the credit quality in the loan portfolio. See the section above titled “Analysis of Allowance for Loan Losses” for a discussion of our allowance for loan losses methodology, including additional information regarding the determination of the provision for loan losses.

Non-Interest Income.

Total non-interest income for the twelve-month period ended December 31, 2022 increased $196 thousand, or 4.2%, from the 2021 twelve-month period, primarily due to a $282,000 recovery of a prior year loss on a Small Business Investment Company (“SBIC”) fund.

Non-Interest Expense.

For the twelve-month period ended December 31, 2022, non-interest expense was $38.5 million, compared to $34.5 million for the same period in 2021. This increase was primarily due to an increase in salaries and employee benefits as well as data processing and communications costs to enhance services provided to customers. These increases resulted from inflation pressure on these expenses.

Income Tax Expense.

For the year ended December 31, 2022, the Bank recorded income tax expense of $7.6 million resulting in an effective tax rate of 22.2%, compared to a $6.7 million expense resulting in an effective tax rate of 23.0% for the same period in 2021. The current effective tax rate was impacted by a refund related to a prior tax period and the impact of legislation enacted by the Governor of the State of New York establishing an economic nexus threshold of $1.0 million in New York City (”NYC”) receipts for purposes of the NYC business corporation tax for tax years beginning on or after January 1, 2022, partially offset by the diminished impact of tax-exempt income resulting from an increase in earnings.

Average Balance Sheets. The following table sets forth average balance sheets, yields and costs, and certain other information for the years indicated. The average yields and costs of funds shown are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented. Net loan fees of $5.2 million and $9.2 million were recorded for twelve months ended December 31, 2022 and 2021, respectively. Nonaccrual loans are included in the average balance of loans receivable, net for all periods presented. No tax-equivalent adjustments have been made.

	2022			2021			Change 2022 vs 2021
	Average	Income/	Yield	Average	Income/	Yield	Average	Yield
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Rates

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,375,501	$70,996	5.16%	$1,381,626	$67,348	4.87%	$(6,125)	0.29%
Securities
Taxable available-for-sale	47,358	986	2.08%	33,805	547	1.62%	13,553	0.46%
Tax exempt available-for-sale	43,549	1,167	2.68%	47,294	1,172	2.48%	(3,745)	0.20%
Held-to-maturity	204	11	5.39%	212	11	5.19%	(8)	0.20%
Federal funds sold	66,292	797	1.20%	43,402	50	0.11%	22,890	1.09%
Other interest earning-assets	10,612	126	1.19%	50,995	147	0.29%	(40,383)	0.90%

Total interest-earning assets	1,543,516	$74,083	4.80%	1,557,334	$69,275	4.45%	(13,818)	0.35%

Other non-earnings assets	101,940			101,479			461

Total assets	$1,645,456			$1,658,813			$(13,357)

Interest-bearing liabilities
Demand	$261,951	$823	0.31%	$263,715	$716	0.27%	$(1,764)	0.04%
Savings	220,222	714	0.32%	205,788	512	0.25%	14,434	0.08%
Money markets	353,224	1,565	0.44%	339,903	1,004	0.30%	13,321	0.15%
Certificates of deposit	293,627	2,893	0.99%	336,488	4,441	1.32%	(42,861)	-0.33%

Total deposit	1,129,024	5,995	0.42%	1,145,894	6,673	0.58%	(16,870)	-0.16%
Borrowings	153	5	3.37%	270	1	0.37%	(117)	3.00%

Total interest-bearing liabilities	1,129,177	$6,000	0.53%	1,146,164	$6,674	0.58%	(16,987)	-0.05%

Non-interest-bearing deposits	280,729			273,260			7,469
Other liabilities	20,755			25,470			(4,715)

Total liabilities	1,430,661			1,444,894			(14,233)
Stockholders’ equity	214,795			213,919			876

Total liabilities and stockholder’s equity	$1,645,456			$1,658,813			$(13,357)

Net interest-earnings assets	$414,339			$411,170			$3,169
Net interest income; interest rate spread			4.27%			3.87%		0.39%

Net interest margin		$68,083	4.41%		$62,601	4.02%	$5,482	0.39%

Net interest margin FTE[1]			4.47%			4.08%		0.39%

[1]	Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Twelve Months Ended December 31,
	2022 vs. 2021
	Increase (Decrease) Due to
	Rate	Volume	Net

	(Dollars in thousands)
Interest and dividend income:
Loans receivable, including fees	$3,964	$(316)	$3,648
Investment securities
Available-for-sale	212	222	434
Other interest-earning assets	935	(209)	726

Total interest-earning assets	$5,111	$(303)	$4,808

Interest expense:
Interest-bearing demand and savings deposits	$268	$41	$309
Money market	502	59	561
Certificates of deposit	(1,126)	(422)	(1,548)
Borrowings	8	(4)	4

Total interest expense	$(348)	$(326)	$(674)

Change in net interest income	$5,459	$23	$5,482

Liquidity, Commitments and Capital Resources

Liquidity. Our liquidity, represented by cash and due from banks, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, principal repayments of securities and outstanding loans, and funds provided from operations. In addition, we invest excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

We strive to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of our business management. We manage our liquidity in accordance with a board of directors-approved asset-liability policy, which is administered by our asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to our board of directors.

We review cash flow projections regularly and update them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.

While deposits are our primary source of funds, when needed we are also able to generate cash through borrowings from the FHLB-NY. At December 31, 2022, we had remaining available capacity with FHLB-NY, subject to certain collateral restrictions, of $165.0 million.

Additionally, we are a shareholder of Atlantic Community Bancshares, Inc., and as such, as of December 31, 2022, we had available capacity with its subsidiary, Atlantic Community Bankers Bank of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days.

Contractual Obligations. We have non-cancelable operating leases for branch offices and our operations center. The following table is a schedule of future payments under operating leases with initial terms longer than 12 months at December 31, 2022:

Amount
Years Ended December 31	(in thousands)
2023	$2,298
2024	2,065
2025	2,048
2026	1,854
2027	1,559
Thereafter	10,371

Total	$20,195

The following table summarizes our contractual cash obligations relating to certificates of deposits:

Amount
Years Ended December 31	(in thousands)
2023	$158,658
2024	120,028
2025	36,246
2026	21,786
2027 and thereafter	1,859

Total	$338,577

Capital Resources. Consistent with our goals to operate as a sound and profitable financial institution, we actively seek to maintain our status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2022, we met the capital requirements to be considered “well capitalized.” See Note 16 – “Regulatory Matters” in the Notes to Consolidated Financial Statements included within this Form 10-K for more information regarding our capital resources.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving our facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financial needs of our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by our customers. Our exposure to credit loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

We had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31:

	2022	2021

	(in thousands)
Performance and standby letters of credit	$1,420	$486
Undisbursed construction loans-in-process	140,538	239,156
Commitments to fund loans	41,753	41,816
Unfunded commitments under lines of credit	5,800	4,573

Total	$189,511	$286,031

For additional information regarding our outstanding lending commitments at December 31, 2022, see Note 8 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Impact of Inflation

The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation.

Exposure to Changes in Interest Rates

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2022, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2022, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

		More than 3	More than 1	More than 3
	3 Months or	Months to 1	Year to 3	Years to 5	More than 5	Non-Rate
	less	Year	Years	Years	Years	Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$8,147	$4,457	$6,971	$8,338	$69,151	$(13,461)	$83,603
Loans receivable	470,378	172,613	349,256	294,296	85,880	(18,516)	1,353,907
Other interest-earnings assets (2)	42,932	—	—	—	—	12,161	55,093
Other non-interest assets	—	—	—	—	—	109,176	109,176

Total interest-earning assets	$521,457	$177,070	$356,227	$302,634	$155,031	$(19,816)	$1,601,779

Interest-bearing liabilities:
Checking and savings accounts	$11,889	$448,533	$—	$—	$—	$—	$460,422
Money market accounts	15,391	268,261	—	—	—	—	283,652
Certificate accounts	27,209	131,359	157,039	22,971	—	—	338,578

Total interest-bearing liabilities	$54,489	$848,153	$157,039	$22,971	$—	$—	$1,082,652

Interest-earning assets less interest-bearing liabilities	$466,968	$(671,083)	$199,188	$279,663	$155,031	$(19,816)	$519,127

Cumulative interest-rate sensitivity gap (3)	$466,968	$(204,115)	$(4,927)	$274,736	$429,767

Cumulative interest-rate gap as a percentage of total assets at December 31, 2022	29.15%	-12.74%	-0.31%	17.15%	26.83%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2022	956.99%	77.39%	99.54%	125.38%	139.70%

(1)

Interest-earnings assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	Includes interest-bearing bank balances, FHLB Stock and Federal Funds Sold
(3)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2022 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amounts	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300	$331,335	$(1,509)	-0.45%	-7.10%	-5.85%
200	$341,112	$8,268	2.48%	-4.89%	-3.64%
100	$340,044	$7,200	2.16%	-3.00%	-1.76%
Static	$332,844	$—		-1.25%
(100)	$332,718	$(126)	-0.04%	0.26%	1.51%

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and in accordance with general practices within the banking industry. Our significant accounting policies are described in our financial statements under Note 1- “Summary of Significant Accounting Policies.” While all these policies are important to understanding the financial statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting estimates to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents our estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents our estimate of losses inherent in our unfunded loan commitments and is recorded in other liabilities on the balance sheet. The allowance for loan losses is increased by the provision for loan losses and recoveries, and decreased by charge-offs. Generally, loans deemed to be uncollectible are charged-off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses. All, or part, of the principal balance of loans receivable are charged-off to the allowance for loan losses when it is determined that the repayment of all, or part, of the principal balance is highly unlikely. For a more detailed discussion of our allowance for loan loss methodology and the allowance for loan losses see the section titled “Analysis of Allowance for Loan Losses” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other-Than-Temporary Impairment. Management evaluates securities for other-than-temporary-impairment (“OTTI”) quarterly, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI under FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI of debt securities occurs, the amount of the OTTI recognized in earnings depends on whether the Bank intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Bank intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings at an amount equal to the difference between the securities’ amortized cost basis and its fair value at the balance sheet date. If the Bank does not intend to sell the security and it is not more likely that the Bank will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Goodwill and Core Deposit Intangible. Both goodwill and the core deposit intangible asset are reviewed for impairment annually or when events and circumstances indicate that an impairment may have occurred. At May 31, 2022, the Bank in reviewing whether its goodwill was impaired looked at applicable accounting guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) the fair value of the Reporting Unit exceed the Carrying Value, then the Bank does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test the result was the Bank was more than 50% probable the fair value of the Reporting Unit exceeds the than the Carrying Value, therefore a quantitative test was not required as of May 31, 2022.

Income Taxes. We account for income taxes in accordance with income tax accounting guidance contained in FASB ASC Topic 740, Income Taxes. This includes guidance related to accounting for uncertainties in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. We had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2022 and 2021. Our policy is to account for interest and penalties as a component of other expense.

We have provided for federal and state income taxes on the basis of reported income. The amounts reflected on our tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.

Deferred income tax expense or benefit is determined by recognizing deferred tax liabilities and assets, respectively, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more-likely-than-not to be realized.

On September 29, 2020, New Jersey Governor Phil Murphy signed into law A.4721, extending through December 31, 2023, the 2.5% surtax currently imposed on Corporation Business Tax (CBT) filers with allocated taxable net income over $1 million. As originally enacted, the surtax rate was scheduled to decrease from 2.5% to 1.5% for privilege periods beginning on or after January 1, 2020 through December 31, 2021 and expire for privilege periods beginning on or after January 1, 2022. The change made by A.4721 took effect immediately and applied retroactively to privilege periods beginning on or after January 1, 2020. The Bank recorded an additional $63,000 in income tax expense related to the adjusted surtax during 2020. Effective in 2019, New Jersey has adopted combined income tax reporting for certain members of a commonly-controlled unitary business group.

Recently Issued Accounting Standards

See Note 1- “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposures to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data
THE BANK OF PRINCETON
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Princeton Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of The Bank of Princeton and subsidiaries (the Bank) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Critical Audit Matter Description
As described in Notes 1 and 4 to the financial statements, the Bank has recorded an allowance for loan losses in the amount of $16.5 million as of December 31, 2022, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.
The determination of the allowance for loan losses requires significant judgment by management including the determination of qualitative adjustments to historical loss experience.

How the Critical Audit Matter was addressed in the Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included tests of the following:

•	Management’s determination of general reserves, including determination of historical loss experience and qualitative adjustments to historical loss experience.

•	The accuracy of management’s calculation of the allowance for loan losses , including relevant internal controls.
We have served as the Bank’s auditor since 2021.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 24, 2023

THE BANK OF PRINCETON
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$12,161	$9,409
Interest-earning bank balances	13,140	2,610
Federal funds sold	28,050	146,697

Total cash and cash equivalents	53,351	158,716

Securities available-for-sale, at fair value	83,402	101,158
Securities held-to-maturity (fair value $200 and $225, at 2022 and 2021, respectively)	201	208
Loans receivable	1,370,368	1,335,163
Less: allowance for loan losses	(16,461)	(16,620)

Loans receivable, net	1,353,907	1,318,543
Bank-owned life insurance	52,617	51,479
Premises and equipment, net	11,722	12,598
Accrued interest receivable	4,756	4,218
Restricted investment in bank stock	1,742	1,345
Deferred taxes, net	7,599	4,514
Goodwill	8,853	8,853
Core deposit intangible	1,825	2,393
Operating lease right-of-use asset	16,026	17,914
Other real estate owned	—	226
Other assets	5,778	5,517

TOTAL ASSETS	$1,601,779	$1,687,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$265,078	$286,247
Interest-bearing	1,082,652	1,159,896

Total deposits	1,347,730	1,446,143
Borrowings	10,000	—
Accrued interest payable	1,027	1,044
Operating lease liability	16,772	18,561
Other liabilities	6,649	5,356

TOTAL LIABILITIES	1,382,178	1,471,104

STOCKHOLDERS’ EQUITY:
Common stock, par values $5.00 per share; 15,000,000 shares authorized, 6,909,402 issued and 6,245,597 shares outstanding at December 31, 2022; and 6,820,143 issued and 6,480,355 outstanding at December 31, 2021	34,547	34,100
Paid-in capital	81,291	80,220
Treasury stock, at cost 663,805 and 339,788 shares at December 31, 2022 and December 31, 2021, respectively	(19,452)	(10,032)
Retained earnings	131,488	111,451
Accumulated other comprehensive (loss) income	(8,273)	839

TOTAL STOCKHOLDER’S EQUITY	219,601	216,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,601,779	$1,687,682

See notes to consolidated financial statements.

THE BANK OF PRINCETON
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Twelve Months Ended
	December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$70,996	$67,348
Securities available-for-sale:
Taxable	986	547
Tax-exempt	1,167	1,172
Securities held-to-maturity	11	11
Other interest and dividend income	923	197

TOTAL INTEREST AND DIVIDEND INCOME	74,083	69,275

INTEREST EXPENSE
Deposits	5,995	6,673
Borrowings	5	1

TOTAL INTEREST EXPENSE	6,000	6,674

NET INTEREST INCOME	68,083	62,601
Provision for loan losses	400	3,625

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,683	58,976

NON-INTEREST INCOME
Gain on call/sale of securities available-for-sale	2	7
Income from bank-owned life insurance	1,138	1,117
Fees and service charges	1,852	1,764
Loan fees, including preypayment penalties	1,484	1,757
Other	386	21

TOTAL NON-INTEREST INCOME	4,862	4,666

NON-INTEREST EXPENSE
Salaries and employee benefits	20,455	17,483
Occupancy and equipment	5,859	6,055
Professional fees	2,470	2,431
Data processing and communications	4,488	3,562
Federal deposit insurance	1,010	792
Advertising and promotion	484	214
Office expense	239	219
Other real estate expenses	106	241
Core deposit intangible	569	643
Other	2,812	2,813

TOTAL NON-INTEREST EXPENSE	38,492	34,453

INCOME BEFORE INCOME TAX EXPENSE	34,053	29,189
INCOME TAX EXPENSE	7,559	6,703

NET INCOME	$26,494	$22,486

Earnings per common share-basic	$4.19	$3.37
Earnings per common share-diluted	$4.11	$3.30
Dividends declared per common share	$1.00	$0.66
See notes to consolidated financial statements

THE BANK OF PRINCETON
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Twelve Months Ended
	December 31,
	2022	2021
NET INCOME	$26,494	$22,486
Other comprehensive loss
Unrealized losses arising during period on securities available-for-sale	(12,723)	(1,276)
Reclassification adjustment for gains realized in income 1	(2)	(7)

Net unrealized loss	(12,725)	(1,283)
Tax effect benefit	3,613	331

Total other comprehensive loss	(9,112)	(952)

COMPREHENSIVE INCOME	$17,382	$21,534

(a)
Amounts are included in gain on call/sale of securities
available-for-sale
on the Consolidated Statements of Income as a separate element within total non-interest
income. Income tax expense of $0 and $2 for the years ended December 31, 2022 and 2021 is included in income tax expense on the Consolidated Statement of Income.

See notes to consolidated financial statements

5
0

THE BANK OF PRINCETON
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
Twelve Months Ended December 31, 2022 and 2021	stock	Capital	Stock	Earnings	(Loss) Income	Total
Balance, January 1, 2021	$33,949	$79,708	$—	$93,370	$1,791	$208,818
Net income	—	—	—	22,486	—	22,486
Other comprehensive loss	—	—	—	—	(952)	(952)
Stock options exercised (22,480 shares)	113	184	—	—	—	297
Restricted stock units (1,424 shares)	7	26	—	—	—	33
Directors compensation (4,019 shares)	20	100	—	—	—	120
Dividends declared $0.66 per share	—	—	—	(4,335)	—	(4,335)
Purchase of treasury stock (339,788 shares)	—	—	(10,032)	—	—	(10,032)
Dividend reinvestment plan (2,408 shares)	11	59	—	(70)	—	—
Stock-based compensation expense	—	143	—	—	—	143

Balance, December 31, 2021	$34,100	$80,220	$(10,032)	$111,451	$839	$216,578

Balance, January 1, 2022	$34,100	$80,220	$(10,032)	$111,451	$839	$216,578
Net income	—	—	—	26,494	—	26,494
Other comprehensive loss	—	—	—	—	(9,112)	(9,112)
Stock options exercised (76,900 shares)	386	785	—	—	—	1,092
Restricted stock units (8,741 shares)	44	165	—	—	—	209
Dividends declared $1.00 per share	—	—	—	(6,363)	—	(6,363)
Purchase of treasury stock (324,017 shares)	—	—	(9,420)	—	—	(9,420)
Dividend reinvestment plan (3,343 shares)	17	77	—	(94)	—	—
Stock-based compensation expense	—	44	—	—	—	123

Balance, December 31, 2022	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601

See notes to consolidated financial statements

5
1

THE BANK OF PRINCETON
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,494	$22,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	3,625
Depreciation and amortization	1,483	1,308
Stock-based compensation expense	44	143
Amortization of premiums and accretion of discount on securities	49	142
Accretion of net deferred loan fees and costs	(5,094)	(9,091)
Gain on call/sale of securities available-for-sale	(2)	(7)
Increase in cash surrender value of bank-owned life insurance	(1,138)	(1,116)
Deferred income tax benefit	527	276
Amortization of core deposit intangible	569	643
Proceeds from other real estate owned	125	220
Write down on other real estate owned	101	—
Stock-based directors compensation expense	—	120
Decrease (increase) in accrued interest receivable and other assets	942	(2,549)
Decrease in accrued interest payable and other liabilities	(513)	(3,297)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,987	12,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(5,377)	(41,961)
Principal repayments of securities available-for-sale	6,701	10,338
Maturities and calls of securities available-for-sale	3,659	4,675
Maturities, calls and principal repayments of securities held-to-maturity	8	7
Net (increase) decrease in loans	(30,444)	34,156
Purchase of BOLI	—	(2,500)
Purchases of premises and equipment	(607)	(1,192)
(Purchase) redemption of restricted bank stock	(397)	21

NET CASH (USED IN) PROVIDED BY INVESTMENT ACTIVITIES	(26,457)	3,544

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(98,413)	78,877
Net proceeds of overnight borrowings	10,000	—
Cash dividends	(6,457)	(4,388)
Dividend reinvestment program	94	53
Purchase of treasury stock	(9,420)	(10,032)
Proceeds from exercise of stock options	1,092	297
Release of restricted stock units	209	33

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(102,895)	64,840

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(105,365)	81,287
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	158,716	77,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,351	$158,716

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$6,017	$8,106
Income taxes paid	$6,985	$9,025
Recognition of operating lease right-of-use assets	$—	$1,504
Recognition of operating leases liabilities	$—	$1,504
See notes to consolidated financial statements

5
2

Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23,
2007
and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 23 branches, is generally an area within an approximate 50 mile radius of Princeton, NJ, including parts of Mercer, Somerset, Hunterdon, Ocean, Burlington, Camden, Gloucester and Middlesex Counties in central New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023 Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”) acquired all of the outstanding stock of the Bank. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
On October 19, 2022, the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Noah Bank, a Pennsylvania-chartered bank (“Noah”). Pursuant to the terms and conditions set forth in the Merger Agreement, Noah will merge with and into TBOP Acquisition company, a newly-formed wholly owned subsidiary of the Bank, with Noah surviving (the “Merger”). The Bank plans to merge Noah with and into the Bank immediately after the Merger. The Merger Agreement has been approved by the boards of directors of each of the Bank and Noah and by Noah’s shareholders.
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries: Bayard Lane, LLC, Bayard Properties, LLC, 112 Fifth Avenue, LLC, TBOP Delaware Investment Company and TBOP REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and evaluation of the potential impairment of goodwill.
Management believes that the allowance for loan losses is adequate as of December 31, 2022 and 2021. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area or other factors.

5
3

Note 1 – Summary of Significant Accounting Policies (Continued)

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to effect certain changes that result in additions to the allowance based on their judgments about information available to them at the time of their examinations.
Significant group concentrations of credit risk
Most of the Bank’s activities are with customers located within the Mercer County, New Jersey, and surrounding areas as well as the five boroughs of New York City and certain Philadelphia, Pennsylvania metropolitan areas. The Bank does not have any portion of its business dependent on a single or limited number of customers or industries, the loss of which would have a material adverse effect on its business. No substantial portion of loans is concentrated within a single industry or group of related industries, except that a significant majority of commercial loans are secured by real estate. There are numerous risks associated with commercial and consumer lending that could impact the borrowers’ ability to repay on a timely basis. They include but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity.
Transfers of financial assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The outstanding balance of loan participations sold was $8.6 million and $10.5 million as of December 31, 2022 and 2021, respectively.
Cash and due from banks
Cash and due from banks include cash on hand, on deposit at other financial institutions and the Federal Reserve Bank of Philadelphia.
Securities
The Bank’s investment portfolio includes both
held-to-maturity
and
available-for-sale
securities:
Held-to-Maturity
- Investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity
and carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
Available-for-Sale
- Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments, are classified as available-for-sale.
These assets are carried at their estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses are excluded from earnings and are reported net of tax in accumulated other comprehensive income (loss) on the consolidated statements of financial condition until realized, including those recognized through the non-credit
component of an OTTI charge.

5
4

Note 1 – Summary of Significant Accounting Policies (Continued)

Premiums are amortized using the interest method to the earliest call date and discounts are accreted using the interest method over the estimated remaining term of the underlying security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The Bank evaluates its securities portfolio for OTTI throughout the year. Each investment, having a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Bank has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Bank does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Bank’s intent are capital adequacy, interest rate risk profile and liquidity at the Bank. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During 2022 and 2021, it was determined that there were no other-than-temporarily impaired investments.
Loans Receivable
Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances, net of an allowance for loan losses, and deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield on the related loans. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the level-yield method.
The loan receivable portfolio is segmented into commercial real estate (includes multi-family), commercial and industrial, construction, residential first-lien mortgage, home equity/consumer loans and Payroll Protection Program loans (“PPP”) guaranteed by U.S. Small Business Administration (“SBA”).
For all segments of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest is 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all segments of loans receivable is determined on contractual due dates for loan payments.
Allowance for credit losses
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the Consolidated Statements of Financial Condition. The allowance for loan losses is increased by the provision for loan losses and recoveries, and decreased by charge-offs. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

5
5

Note 1 – Summary of Significant Accounting Policies (Continued)

The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The Bank performs, at least quarterly, an evaluation of the adequacy of the allowance. The allowance is based on past loan loss experience (which is bound by the Bank’s limited operating history), known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan segment, including loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgage, home equity and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these loan segments, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

2.	National, regional, and local economic and business conditions, as well as the condition of various market segments;

3.	Nature and volume of the portfolio and terms of loans;

4.	Experience, ability, and depth of lending management and staff;

5.	Volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications;

6.	Quality of the Bank’s loan review system, and the degree of oversight by the Bank’s board of directors;

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations;

8.	Changes in the value of underlying collateral for collateral-dependent loans; and

9.	Effect of external factors, such as competition and legal and regulatory requirements.
The Bank determines the allowance for loan losses by portfolio segment, which consists of commercial real estate loans, commercial and industrial loans, construction loans, residential first-lien mortgage loans, home equity and consumer loans. The Bank estimates the inherent risk of loss on all loans by portfolio segment, based primarily on the risk factors identified above and by applying a weight factor ranging from 4 bps (low risk) to 24 bps (severely high risk) to each element for each portfolio segment. The Bank does not apply any qualitative factors to the loans originated from PPP, based on the U.S. governments guarantee and the Coronavirus Aid, Relief and Economic Securities Act (“CARES”) requirement to classify these loans at 0.0% risk weighting asset in determining risk-based capital ratio.
Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

5
6

Note 1 – Summary of Significant Accounting Policies (Continued)

Residential first-lien mortgage loans and home equity loans involve certain risks such as interest rate risk and risk of non-repayment.
Adjustable-rate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower.
Construction lending is generally considered to involve a high degree of risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily for projects which are pre-sold
or leased, and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.
Commercial real estate lending entails additional risks as compared with single-family residential real estate lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.
Commercial and industrial lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loan will not provide an adequate source of repayment of the outstanding loan balance.
Consumer loans, including home equity loans, generally have shorter terms and higher interest rates than other lending but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Collateral for these type of loans includes either first or second liens on residential properties. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance.
PPP loans have a maturity term ranging from two to five years, but the borrower can apply for complete or partial forgiveness from the U. S. government after six months. Once the six-month
term expires, the borrower is required to commence making principle and interest payments until maturity.
An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired loans. Management determines the significance of payment delays and payment shortfalls on a case-by-case
basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan
basis for commercial real estate loans, commercial and industrial loans and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan collateral if the loan is collateral-dependent. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Bank’s impaired loans are measured based on the estimated fair value of the loan’s collateral, less costs to sell the property.

5
7

Note 1 – Summary of Significant Accounting Policies (Continued)

For commercial real estate loans, estimated fair values of the real estate collateral are determined primarily through third-party appraisals. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value
ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.
For commercial and industrial loans secured by
non-real
estate collateral, such as accounts receivable and inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential first-lien mortgage loans, home equity loans and consumer loans for impairment, unless such loans are a troubled debt restructuring.
Loans with modified terms are classified as troubled debt restructurings if the Bank grants borrower concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. As part of the Bank’s commitment to provide assistance during the
COVID-19
pandemic, the Bank agreed to defer either the principal portion or both principal and interest payments for its customers who requested the deferral and were not delinquent prior to the government shut down. For reporting purposes, loans modified under this program were not classified as a troubled debt restructuring.
Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification and continued repayment is reasonably assured. Loans classified as troubled debt restructurings are designated as impaired.
The allowance calculation methodology includes further segregation of loan segments into risk-rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.
Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified loss are considered uncollectible and are charged-off
to the allowance for loan losses. Loans not classified are rated pass.

Note 1 – Summary of Significant Accounting Policies (Continued)

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate at the reported dates.
Bank-owned life insurance
The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. This life insurance investment is accounted for using the cash surrender value method and is recorded at its net realizable value. Increase in cash surrender values are recorded as tax exempted non-interest
income.
Other real estate owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are then recorded at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and write-downs are included in non-interest
expense.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess cost over the identifiable net assets of businesses acquired. The Bank’s intangible asset was derived from core deposits acquired that has a definitive life and is amortized over the estimated life. Both goodwill and the core deposit intangible asset are reviewed for impairment annually or when events and circumstances indicate that an impairment may have occurred. Accounting Standards Codification (“ASC”) Topic
350-20
requires an at least annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not likely than not (less than 50% probability) the fair value of the Reporting Unit exceeds the Carrying Value, then the Bank does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Bank was more than 50% probable the fair value of the Reporting Unit exceeds the Carrying Value, therefore a quantitative test was not required as of May 31, 2022.
Employee Benefit Plans
The Bank maintains a defined contribution Section 401(k) plan covering eligible employees. The Bank may make discretionary matching contributions. The Bank made matching contributions to employees of $207,000 and $168,000, respectively, during the years ended December 31, 2022 and 2021.
The Bank also maintains a defined benefit supplemental executive retirement plan for the benefit of the chief executive officer and chief operating officer.
Effective January 1, 2021 the Bank adopted an Employee Stock Ownership Plan (“ESOP”) enabling eligible employees to have a stock ownership interest in the Company. The Company intends to fund the plan on an annual basis. The ESOP is administered by a third-party trust. The Bank contributed $331,000 to the ESOP for each of the years ended December 31, 2022 and 2021. The funding of the ESOP is at the discretion of the board of directors.
The Bank maintains an equity incentive plan to provide for issuance or granting shares of common stock options or restricted stock units. The Bank has recorded stock-based employee compensation cost using the fair value method as allowed under generally accepted accounting principles. Management estimated the fair value of all option grants using the Black-Scholes options-pricing model. Management estimated the expected life of options granted is generally derived from historical experiences. The risk-free rate for periods within the contractual terms of the share option is based on the U.S. Treasury for a comparable term.

Note 1 – Summary of Significant Accounting Policies (Continued)

Premises and equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of the lease term or estimated useful lives of the related assets.
Restricted Investment in Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. Restricted stock in the amount of $1.6 million and $1.3 million is carried at cost at December 31, 2022 and 2021, respectively.
Management’s determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their cost, rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
The Bank also held $100,000 of stock in Atlantic Community Bankers Bank (“ACBB”) at December 31, 2022 and 2021.
Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB restricted stock as of December 31, 2022 or 2021.
Income taxes
The Bank accounts for income taxes in accordance with income tax accounting guidance contained in Financial Accounting Standards Board (“FASB”) ASC Topic 740,
Income Taxes
. This includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Bank had no material unrecognized tax benefits or accrued interest and penalties as of and for the years ended December 31, 2022 and 2021. The Bank’s policy is to account for interest and penalties as a component of other non-interest
expense. The Bank is subject to income taxes in the U. S. and various state and local jurisdictions. As of December 31, 2022, tax years after 2019 are subject to federal examination and tax years after 2016 to state examination. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.
Federal and state income taxes have been provided on the basis of reported income or loss. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.
Deferred income tax expense or benefit is determined by recognizing deferred tax liabilities and assets, respectively, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more likely than not to be realized.

6
0

Note 1 – Summary of Significant Accounting Policies (Continued)

On September 29, 2020, New Jersey Governor Phil Murphy signed into law A.4721, extending through December 31, 2023, the
2.5
% surtax currently imposed on Corporation Business Tax (CBT) filers with allocated taxable net income over $1 million. As originally enacted, the surtax rate was scheduled to decrease from
2.5
% to 1.5% for privilege periods beginning on or after January 1, 2020 through December 31, 2021 and expire for privilegeperiods beginning on or after January 1, 2022. The change made by A.4721 takes effect immediately and applies retroactively to privilege periods beginning on or after January 1, 2020.
Off-balance
sheet financial instruments
In the ordinary course of business, the Bank has entered into off-balance
sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the statement of financial condition when they are funded.
Stock compensation plans
The stock compensation accounting guidance set forth in Financial Accounting Standards Board (“FASB”) ASC Topic 718,
Compensation—Stock Compensation
, requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
The stock compensation accounting guidance requires that compensation costs for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options. An option is considered to be forfeited, if the grant stock option were not exercised prior to vesting. At the date of grant, the Bank estimates the forfeiture rate as part of its initial determination of the fair-value of options granted and then adjusts forfeitures as they occur.
Earnings per share
Basic earnings per share amounts are calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period, and exclude any dilutive effects of stock options and warrants. Diluted earnings per share amounts include the dilutive effects of stock options and warrants whose exercise price is less than the market price of the Bank’s shares. Diluted earnings per share amounts are calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period if options and warrants were exercised and converted into common stock, using the treasury stock method.
Leases
The Bank determines whether an arrangement is a lease at inception. Operating lease right-of-use
(“ROU”) assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. The Bank does not have any finance leases.

6
1

Note 1 – Summary of Significant Accounting Policies (Continued)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since our leases do not provide an implicit rate, we use our incremental borrowing rate, the Federal Home Loan Bank advance rate, based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is net of lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and
non-lease
components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease
components as one lease component.
The Bank has elected certain practical expedients upon adoption of the lease guidance and therefore has not    reassessed whether any expired or existing contracts contain leases, has not reassessed the lease classification for any expired or existing leases and has not reassessed initial direct costs for any existing leases.
Advertising costs
The Bank charges the costs of advertising to expense as incurred.
Comprehensive income
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale
securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income is comprised of net unrealized holding gains and losses, net of taxes, on available-for-sale
securities. Realized gains or losses are reclassified out of accumulated other comprehensive income when the underlying security is sold, based upon the specific identification method.
Accounting Standard Pending Adoption
In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments—Credit Losses,
” which amends the Board’s guidance on the impairment of financial instruments. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.    For Smaller Reporting Companies, such as the Bank, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Bank has formed a Current Expected Credit Losses (“CECL”) committee, which has assessed our data and system needs, and has engaged a third-party vendor to assist in analyzing our data and developing a CECL model. The Bank, in conjunction with this vendor, has researched and analyzed modeling standards, loan segments, as well as external inputs to supplement our historical loss history. Upon adoption of the new CECL standard, effective January 1, 2023, the Bank anticipates recording a one-time
decrease, net of tax, in retained earnings of approximately $304,000 (unaudited), a reduction to the allowance for loan losses of approximately $264,000 (unaudited) and a reserve for unfunded liabilities of approximately $686,000 (unaudited).

6
2

Note 1 – Summary of Significant Accounting Policies (Continued)

In March 2020, the FASB issued ASU
No. 2020-04,
“Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements
of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU
2020-04
also provides numerous optional expedients for derivative accounting. ASU
2020-04
is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU
2020-04
for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and we do not anticipate any material impacts to the financial statements.
Note 2 – Earnings Per Share
The following schedule presents earnings per share data:

	Years ended December 31,
	2022	2021

	(In thousands, expect per share data)
Net income applicable to common stock	$26,494	$22,486
Weighted average number of common shares outstanding	6,320	6,667

Basic earnings per share	$4.19	$3.37

Net income applicable to common stock	$26,494	$22,486
Weighted average number of common shares outstanding	6,320	6,667
Dilutive effect on common shares outstanding	129	148

Weighted average number of diluted common shares outstanding	$6,449	$6,814

Diluted earnings per share	$4.11	$3.30

Options to purchase 296,063 shares of common stock at a weighted average exercise price of $16.62 were included in the computation of diluted earnings per share for the year ended December 31, 2022. Options to purchase 95,750 shares of common stock at a weighted average exercise price of $32.69 were not included in the computation of diluted earnings per share because the exercise price equaled or exceeded the fair value of our common stock at December 31, 2022.
Options to purchase 343,035 shares of common stock at a weighted average exercise 1rice of $16.76 were included in the computation of diluted earnings per share for the year ended December 31, 2021. Options to purchase 95,871 shares of common stock at a weighted average exercise price of $32.45 were not included in the computation of diluted earnings per share because the exercise price equaled or exceeded the fair value of our common stock at December 31, 2021.

6
3

Note 3 – Investment Securities
The following summarizes the amortized cost and estimated fair value of securities available-for-sale
at December 31, 2022 and December 31, 2021 with gross unrealized gains and losses therein:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available -for-sale		(In thousands)
Mortgage-backed securities - U.S.
Government Sponsored Enterprises (GSEs)	$41,515	$2	$(6,602)	$34,915
U.S. government agency securities	6,260	—	(1,175)	5,085
Obligations of state and political subdivisions	45,161	8	(3,828)	41,341
SBIC securities	2,061	—	—	2,061

Total	$94,997	$10	$(11,605)	$83,402

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available -for-sale		(In thousands)
Mortgage-backed securities - U.S.
Government Sponsored Enterprises (GSEs)	$44,948	$337	$(635)	$44,650
U.S. government agency securities	6,267	—	(29)	6,238
Obligations of state and political subdivisions	48,011	1,466	(9)	49,468
SBIC securities	802	—	—	802

Total	$100,028	$1,803	$(673)	$101,158

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale
as of December 31, 2022 and December 31, 2021 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2022			(In thousands)
Mortgage-backed securities - U.S.
Government Sponsored Enterprises (GSEs)	$15,605	$(1,778)	$19,137	$(4,824)	$34,742	$(6,602)
U.S. government agency securities	—	$—	5,085	(1,175)	5,085	(1,175)
Obligations of state and political subdivisions	36,421	(3,457)	1,352	(371)	37,773	(3,828)
SBIC securities	—	—	—	—	—	—

Total	$52,026	$(5,235)	$25,574	$(6,370)	$77,600	$(11,605)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2021			(In thousands)
Mortgage-backed securities - U.S.
Government Sponsored Enterprises (GSEs)	$25,909	$(635)	$—	$—	$25,909	$(635)
U.S. government agency securities	6,238	$(29)	—	—	6,238	(29)
Obligations of state and political subdivisions	1,714	(9)	—	—	1,714	(9)
SBIC securities	802	—	—	—	802	—

Total	$34,663	$(673)	$—	$—	$34,663	$(673)

6
4

Note 3 – Investment Securities (Continued)

At December 31, 2022, there were a total of 166 securities, including 59 mortgage-backed securities and 107 obligations of state and political subdivisions, in the less-than-twelve-months category in the securities available-for-sale
portfolio. The securities had unrealized losses totaling $5.2 million, or 9.14% of their amortized cost basis.
At December 31, 2022, there were a total of 25 securities, including 14 mortgage-backed securities, seven obligations of state and political subdivisions and four U.S. government agency securities in the more-than-twelve-months category in the securities available-for-sale
portfolio. The securities had unrealized losses totaling $6.4 million, or 19.9% of their amortized cost basis.
The Bank does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit-related criteria. No OTTI charges were recorded for the years ended December 31, 2022 and 2021.
At December 31, 2021, there were 18 mortgage-backed securities and seven obligations of state and political subdivisions in the less-than-twelve-months category and zero mortgage-backed securities in the more-than twelve-month category for the securities available-for-sale
portfolio. The securities had unrealized loss that was 1.91% of their amortized cost basis.
The amortized cost and estimated fair value of securities
available-for-sale
at December 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized
	Cost	Fair Value

	(In thousands)
Due in one year or less	$980	$980
Due after one year through five years	4,137	4,056
Due after five years through ten years	25,974	24,207
Due after ten years	20,330	17,183
Mortgage-backed securities (GSEs)	41,515	34,915
SBIC securities	2,061	2,061

	$94,997	$83,402

The following summarizes the amortized cost and estimated fair value of securities held-to-maturity
at December 31, 2022 and December 31, 2021 with gross unrealized gains and losses therein:

December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

(In thousands)
Held-to-maturity:
Mortgage-backed securities (GSEs)	$201	$—	$(1)	$200

December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

(In thousands)
Held-to-maturity:
Mortgage-backed securities (GSEs)	$208	$17	$—	$225
All securities
held-to-maturity
are due after ten years.

6
5

Note 3 – Investment Securities (Continued)

There were no sales of
available-for-sale
securities for the twelve months ended December 31, 2022. Proceeds from the calls and maturities of securities available-for-sale
amounted to $3.7 million for the twelve months ended December 31, 2022, which included approximately $2,000 in gross realized gains. There were no sales of available-for-sale
securities for the twelve months ended December 31, 2021. Proceeds from the calls and maturities of securities available-for-sale
amounted to $4.7 million for the twelve months ended December 31, 2021, which included approximately $7,000 in gross realized gains.
There were no securities pledged as collateral for NJ Governmental Unit Deposit Protection Act (“GUDPA”) deposits at December 31, 2022 or 2021.
Note 4 – Loans Receivable
Loans receivable, net was comprised of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Commercial real estate	$873,573	$771,028
Commercial and industrial	28,859	29,677
Construction	417,538	403,680
Residential first-lien mortgage	43,125	48,638
Home equity/Consumer	7,260	7,685
Payroll Protection Program -Phase I	1,307	6,641
Payroll Protection Program -Phase II	1,162	73,099

Total loans	1,372,824	1,340,448
Deferred fees and costs	(2,456)	(5,285)
Allowance for loan losses	(16,461)	(16,620)

Loans, net	$1,353,907	$1,318,543

The following table presents nonaccrual loans by segment of the loan portfolio:

	December 31,	December 31,
	2022	2021

	(In thousands)
Commercial real estate	$—	$766
Commercial and industrial	—	—
Construction	148	278
Residential first-lien mortgage	118	131

Total nonaccrual loans	$266	$1,175

6
6

Note 4 – Loans Receivable (Continued)

The following table summarizes information in regard to impaired loans by loan portfolio segment, segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2022 and the year then ended:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Commercial real estate	$13,226	$12,030	$—	$12,339	$538
Commercial and industrial	10	10	—	12	1
Construction	—	—	—	—	—
Residential first-lien mortgage	137	118	—	124	6
Home equity/Consumer	71	71	—	89	6

Total with no related allowance	$13,444	$12,229	$—	$12,564	$551

With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Construction	248	148	118	155	—
Residential first-lien mortgage	—	—	—	—	—
Home equity/Consumer	—	—	—	—	—

Total with an allowance	$248	$148	$118	$155	$—

Total:
Commercial real estate	$13,226	$12,030	$—	$12,339	$538
Commercial and industrial	10	10	—	12	1
Construction	248	148	118	155	—
Residential first-lien mortgage	137	118	—	124	6
Home equity/Consumer	71	71	—	89	6

Total	$13,692	$12,377	$118	$12,719	$551

6
7

Note 4 – Loans Receivable (Continued)

The following table summarizes information in regard to impaired loans by loan portfolio segment, segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2021 and the year then ended:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Commercial real estate	$16,017	$13,155	$—	$9,667	$656
Commercial and industrial	1,138	15	—	526	16
Construction	—	—	—	243	—
Residential first-lien mortgage	144	131	—	138	6
Home equity/Consumer	106	108	—	124	8

Total with no related allowance	$17,405	$13,409	$—	$10,698	$686

With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Construction	278	278	196	359	—
Residential first-lien mortgage	—	—	—	—	—
Home equity/Consumer	—	—	—	—	—

Total with an allowance	$278	$278	$196	$359	$—

Total:
Commercial real estate	$16,017	$13,155	$—	$9,667	$656
Commercial and industrial	1,138	15	—	526	16
Construction	278	278	196	602	—
Residential first-lien mortgage	144	131	—	138	6
Home equity/Consumer	106	108	—	124	8

Total	$17,683	$13,687	$196	$11,057	$686

Note 4 – Loans Receivable (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivable by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2022:

							Loans
	30-59	60-89					Receivable
	Days	Days	Greater	Total		Total	>90 Days
	Past	Past	than	Past		Loans	and
	Due	Due	90 days	Due	Current	Receivable	Accruing

	(In thousands)
Commercial real estate	$—	$6,193	$—	$6,193	$867,380	$873,573	$—
Commercial and industrial	—	—	—	—	28,859	28,859	—
Construction	—	—	148	148	417,390	417,538	—
Residential first-lien mortgage	1,292	—	118	1,410	41,715	43,125	—
Home equity/consumer	—	—	—	—	7,260	7,260	—
PPP Phase I & II 1	255	—	184	439	2,030	2,469	184

Total	$1,547	$6,193	$450	$8,190	$1,364,634	$1,372,824	$184

1	PPP loans that are classified as past due in the table above, have applied for or are in the process of requesting loan forgiveness from the SBA.
The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2021:

							Loans
	30-59	60-89					Receivable
	Days	Days	Greater	Total		Total	>90 Days
	Past	Past	than	Past		Loans	and
	Due	Due	90 days	Due	Current	Receivable	Accruing

	(In thousands)
Commercial real estate	$27	$—	$766	$793	$770,235	$771,028	$—
Commercial and industrial	—	—	—	—	29,677	29,677	—
Construction	—	—	278	278	403,402	403,680	—
Residential first-lien mortgage	425	—	—	425	48,213	48,638	—
Home equity/consumer	—	—	—	—	7,685	7,685	—
PPP Phase I & II 1	585	1,254	151	1,990	77,750	79,740	151

Total	$1,037	$1,254	$1,195	$3,486	$1,336,962	$1,340,448	$151

1	PPP loans that are classified as past due in the table above, have applied for or are in the process of requesting loan forgiveness from the SBA.

Note 4 – Loans Receivable (Continued)

The following table presents the segments of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2022:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
With no related allowance recorded:
Commercial real estate	$864,497	$2,883	$6,193	$—	$873,573
Commercial and industrial	28,350	509	—	—	28,859
Construction	417,390	—	148	—	417,538
Residential first-lien mortgage 1	43,007	—	118	—	43,125
Home equity/Consumer 1	7,260	—	—	—	7,260
PPP Phase I & II	2,469	—	—	—	2,469

Total with no related allowance	$1,362,973	$3,392	$6,459	$—	$1,372,824

1	The Bank does not asign a risk rating to residential real estate and consumer based loans. They are deemed to be performing or non-performing based on deliquency status.
The following table presents the segments of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2021:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
With no related allowance recorded:
Commercial real estate	$754,192	$3,832	$13,004	$—	$771,028
Commercial and industrial	29,071	606	—	—	29,677
Construction	403,402	—	278	—	403,680
Residential first-lien mortgage 1	48,507	—	131	—	48,638
Home equity/Consumer 1	7,685	—	—	—	7,685
PPP Phase I & II	79,740	—	—	—	79,740

Total with no related allowance	$1,322,597	$4,438	$13,413	$—	$1,340,448

1	The Bank does not asign a risk rating to residential real estate and consumer based loans. They are deemed to be performing or non-performing based on deliquency status.

7
0

Note 4 – Loans Receivable (Continued)

Allowance for loan losses on loans receivables at and for the year ended December 31, 2022:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	Real estate	industrial	Construction	mortgage	Consumer	PPP	Unallocated	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$7,458	$713	$7,228	$267	$48	$—	$906	$16,620
Provision (credit)	1,655	(442)	(839)	(31)	(3)	—	60	400
Charge-offs	(757)	—	(100)	—	—	—	—	(857)
Recoveries	298	—	—	—	—	—	—	298

Total	$8,654	$271	$6,289	$236	$45	$—	$966	$16,461

Ending Balance:
Individually evaluated for impairment	$—	$—	$118	$—	$—	$—	$—	$118
Collectively evaluated for impairment	$8,654	$271	$6,171	$236	$45	$—	$966	$16,343
Recorded investment in loans receivables at December 31, 2022:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	Real estate	industrial	Construction	mortgage	Consumer	PPP	Unallocated	Total

	(In thousands)
Loans:
Ending Balance:
Individually evaluated for impairment	$12,030	$10	$148	$118	$71	$—	$—	$12,377
Collectively evaluated for impairment	861,543	28,849	417,390	43,007	7,189	2,469	—	1,360,447

Ending balance	$873,573	$28,859	$417,538	$43,125	$7,260	$2,469	$—	$1,372,824

Allowance for loan losses on loans receivables at and for the year ended December 31, 2021:

	Commercial Real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ Consumer	PPP	Unallocated	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$9,635	$1,015	$4,069	$324	$61	$—	$923	$16,027
Provision (credit)	(102)	655	3,159	(57)	(13)	—	(17)	3,625
Charge-offs	(2,116)	(1,060)	—	—	—	—	—	(3,176)
Recoveries	41	103	—	—	—	—	—	144

Total	$7,458	$713	$7,228	$267	$48	$—	$906	$16,620

Ending Balance:
Individually evaluated for impairment	$—	$—	$196	$—	$—	$—	$—	$196
Collectively evaluated for impairment	$7,458	$713	$7,032	$267	$48	$—	$906	$16,424

7
1

Note 4 – Loans Receivable (Continued)

Recorded investment in loans receivables at December 31, 2021:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	Real estate	industrial	Construction	mortgage	Consumer	PPP	Unallocated	Total

	(In thousands)
Loans:
Ending Balance:
Individually evaluated for impairment	$13,155	$15	$278	$131	$108	$—	$—	$13,687
Collectively evaluated for impairment	757,873	29,662	403,402	48,507	7,577	79,740	—	1,326,761

Ending balance	$771,028	$29,677	$403,680	$48,638	$7,685	$79,740	$—	$1,340,448

At December 31, 2022, three loans totaling $5.9 million were considered troubled debt restructurings and classified as impaired. Troubled debt restructurings of $5.8 million consisting of one commercial real estate loan, a $71,000 HELOC loan and a $10,000 commercial and industrial loan were performing in accordance with their modified terms at December 31, 2022.
At December 31, 2021, four loans totaling $6.9 million were considered troubled debt restructurings and classified as impaired. Troubled debt restructurings of $6.0 million consisting of one commercial real estate loan, a $140,000 HELOC loan and a $15,000 commercial and industrial loan were performing in accordance with their modified terms at December 31, 2021. One commercial real estate loan totaling $766,000 was classified as non-performing
at December 31, 2021.
As of December 31, 2022, there were
no
trouble debt restructurings that were
non-performing.
As of December 31, 2021, there was one trouble debt restructuring in the amount of $
766,000
that was changed to
non-performing
status.
There were no loans modified as a trouble debt restructuring during the twelve month period ended December 31, 2022 and December 31, 2021.
Loans to Related Party.
Included in total loans are loans due from directors and other related parties of $4.9 million and $5.6 million at December 31, 2022 and 2021, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2022 and 2021.

	2022	2021

	(In thousands)
Outstanding related party loans at January 1	$5,639	$6,079
New loans	—	515
Repayments	(778)	(955)

Outstanding related party loans at December 31	$4,861	$5,639

7
2

Note 5 – Premises and Equipment
The components of premises and equipment at December 31 were as follows:

	Estimated
	useful lives	2022	2021

		(In thousands)
Land	N/A	$1,468	$1,468
Buildings	40 Years	3,946	3,647
Leashold improvements	Lessor of lease term
	or useful life	8,347	8,742
Furniture, fixtures and equipment	3-7 Years	3,311	3,157
Construction in progress		107	835

Total before accumulated depreciation and amortization		17,179	17,849
Accumulated depreciation and amortization		(5,457)	(5,251)

Total		$11,722	$12,598

Note 6 – Deposits
The components of deposits at December 31 were as follows (Dollars in thousands):

	December 31,		December 31,
	2022		2021

		(In thousands)
Demand, non-interest-bearing checking	$265,078	19.67%	$286,247	19.79%
Demand, interest-bearing checking	269,737	20.01%	259,022	17.91%
Savings	190,686	14.15%	225,579	15.60%
Money Market	283,652	21.05%	373,075	25.80%
Time deposits, $250,000 and over	83,410	6.19%	33,741	2.33%
Time deposits, other	255,167	18.93%	268,479	18.57%

	$1,347,730	100.00%	$1,446,143	100.00%

Money market accounts totaling $11.6 million and $23.7 million at December 31, 2022 and 2021, respectively, were originated through a reciprocal deposit relationship.
At December 31, 2022, the scheduled maturities of certificates of deposit were as follows:

Amount
(In thousands)
Years Ended December 31
2023	$158,659
2024	120,028
2025	36,246
2026	21,786
2027 and thereafter	1,859

Total	$338,578

Approximately $107.4 million and $108.9 million at December 31, 2022 and 2021, respectively, were originated through brokers.
Related party deposits were approximately $3.7 million and $4.6 million at December 31, 2022 and 2021, respectively.
Deposit overdrafts reclassified as loan balances were $81,000 and $63,000 at December 31, 2022 and 2021, respectively.

7
3

Note 7 – Borrowings
The Bank’s borrowings consist of
FHLB-NY
overnight and short-term advances. The Bank utilizes federal funds purchased to meet short-term liquidity needs. The
FHLB-NY
has
non-specific
blanket collateral on the Bank’s loan portfolio as of December 31, 2022 and 2021.
At December 31, 2022 the Bank had overnight borrowings outstanding in the amount of $10.0 million at a rate of 4.610% and there were no outstanding borrowings as of December 31, 2021.
At December 31, 2022, the Bank had a maximum borrowing capacity with the
FHLB-NY,
subject to certain collateral restrictions, of $255.0 million, with $165.0 million available. The Bank is also a shareholder in Atlantic Community Bancshares, Inc., the holding company of ACBB. As of December 31, 2022, the Bank had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts are outstanding with the ACBB at December 31, 2022.
Note 8 – Commitments and Contingencies
Commitments to extend credit
The Bank is a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract, or notional, amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet
instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The Bank evaluates each customer’s creditworthiness on a
case-by-case
basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but primarily includes residential and income-producing real estate.
Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral should be sufficient to cover the maximum potential amount under the corresponding guarantees.
The Bank had the following
off-balance
sheet financial instruments whose contract amounts represent credit risk at December 31 (Dollars in thousands):

	2022	2021
Performance and standby letters of credit	$1,420	$486
Undisbursed loans-in-process (Construction)	140,538	229,155
Commitments to fund loans	41,753	51,817
Unfunded commitments under lines of credit	5,800	4,573

Total	$189,511	$286,031

7
4

Note 8 – Commitments and Contingencies (Continued)

Litigation
The Bank, in the normal course of business, may be subject to potential liability under laws and government regulation and various claims and legal actions that are pending or may be asserted against it. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, advice of counsel, available insurance coverage and established liabilities, the Bank has determined that there are no eventual outcomes that will have a material adverse effect on the Bank’s financial position or results of operations.
Note 9 – Income Taxes
Income tax expense for the years ended December 31 is as follows:

	2022	2021

	(In thousands)
Current tax expense:
Federal	$4,621	$4,608
State	2,411	1,819

Total current	7,032	6,427
Deferred income tax benefit:
Federal	876	417
State	(349)	(141)

Total deferred	527	276

	$7,559	$6,703

7
5

Note 9 – Income Taxes (Continues)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2022	2021

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,638	$4,332
Net operating loss carry-forward	374	421
Organization costs	—	5
Branch acquisition	26	27
Other	681	400
Core deposit intangible	397	293
Deferred PPP loans	28	726
Lease liability	4,726	4,446
SERP liabiltiy	202	89
Unrealized loss on securities	3,322	—

Total deferred tax assets	14,394	10,739
Deferred tax liabilities:
Depreciation	(1,341)	(993)
Deferred loan costs	(335)	(242)
ROU	(4,515)	(4,277)
Acquisition accounting adjustments	(8)	(7)
Goodwill amortization	(596)	(397)
Section 481a Adj.	—	(18)
Unrealized gain on securities	—	(291)

Total deferred tax liabilities	(6,795)	(6,225)

Net deferred tax asset	$7,599	$4,514

7
6

Note 9 – Income Taxes (Continued)

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax
income as follows:

	2022		2021
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Federal income tax expense at statutory rate	$7,151	21.0%	$6,130	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	1,629	4.8%	1,326	4.5%
Tax-exempt income, net	(772)	-2.3%	(790)	-2.7%
Incentive stock options	(146)	-0.4%	17	0.1%
Non-deductible expenses	17	0.1%	8	0.0%
IRS Refund	(516)	-1.5%	—	—
Other	196	0.5%	12	0.0%

Total income taxes applicable to pre-tax income	$7,559	22.2%	$6,703	22.9%

The Bank had available federal net operating loss carry-forwards of approximately $1.8 million and $2.0 million at December 31, 2022 and 2021, respectively, which expire between 2028 and 2030. The federal net operating loss carry-forwards are amounts that were generated by MoreBank, which the Bank acquired on September 30, 2010. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of approximately $222,000.
Based on projections of future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences.
On September 29, 2020, New Jersey Governor Phil Murphy signed into law A.4721, extending through December 31, 2023, the 2.5% surtax currently imposed on Corporation Business Tax (CBT) filers with allocated taxable net income over $1 million. As originally enacted, the surtax rate was scheduled to decrease from 2.5% to 1.5% for privilege periods beginning on or after January 1, 2020 through December 31, 2021 and expire for privilege periods beginning on or after January 1, 2022. The change made by A.4721 takes effect immediately and applies retroactively to privilege periods beginning on or after January 1, 2020. The Bank recorded an additional $63,000 in income tax expense related to the adjusted surtax during 2020. Effective in 2019, New Jersey has adopted combined income tax reporting for certain members of a commonly-controlled unitary business group.
Note 10 – Revenue Recognition
The Bank accounts for its applicable revenue in accordance with ASC Topic 606 -
Revenue from Contracts with Customers.
The core principle of Topic is that an entity recognize at an amount that reflect the consideration to which the entity expects to be entitled in exchange for transferring goods or service to a customer. Topic 606 requires entities to exercise judgement when considering the terms of a contract. Topic 606 applies to all contracts with customers to provide good or services in the ordinary course of business, except for contracts that are specifically excluded from its scope.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest
income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Topic 606 is applicable to non-interest
revenue streams such as deposit related fees and interchange fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Bank’s revenue is generated from contracts with customers.
Non-interest
revenue streams
in-scope
of Topic 606 are discussed below.

7
7

Note 10 – Revenue Recognition (Continued)

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Bank’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Bank’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of net interchange fees earned whenever the Banks’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a cardholder uses a non-Bank
ATM or a
non-Bank
cardholder uses a Bank ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Bank’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Note 11 – Leases
On January 1, 2019, the Bank adopted FASB ASU
No. 2016-02,
Leases (Topic 842)
.
Leases (Topic 842)
establishes a right of use model that requires a lessee to record a right of use (“ROU”) and a lease liability for all leases with terms longer 12 months. The Bank has elected the short-term lease recognition exemption such that the Bank will not recognize ROU or lease liabilities for leases with a term less than 12 months from the commencement date. The Bank is obligated under 20 operating leases agreements for 19 branches and its corporate offices with terms extending through 2039. The Bank’s lease agreements include options to renew at the Bank’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Bank’s right of use and lease liabilities (Dollars in thousands):

	Statemen of Financial
	Condition Location	December 31, 2022	December 31, 2021

		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$17,919	$18,408
Increased asset from new lease		—	1,504
Accumulated amortization		(1,893)	(1,998)

Net book value	Operating lease right-of-use asset	$16,026	$17,914

Operating Lease liabilities:

Lease liabilities	Operating lease liability	$16,772	$18,561

For the year ended December 31, 2022, the weighted-average remaining lease terms for operating leases was 11.3 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.54%. The Bank used current FHLB fixed rate advances at the time the lease was placed in service for the term most closely aligning with remaining lease term to determine the discount rate.

Note 11 – Leases (Continued)

	Year Ended December 31,
	2022	2021

	(In thousands)
Lease cost:
Operating lease	$2,700	$2,940
Short-term lease cost	94	97

Total lease cost	$2,794	$3,037

Other information:

Cash paid for amounts included in the measurement of lease liabilities:	$2,309	$2,488

Future minimum payments under operating leases with terms longer than 12 months are as follows at December 31, 2022:

Amount
(In thousands)
Twelve months ended December 31,
2023	$2,298
2024	2,065
2025	2,048
2026	1,854
2027	1,559
Thereafter	10,371

Total future operating lease payment	20,195
Amounts representing interest	(3,423)

Present value of net future lease payments	$16,772

Rental expense for the years ended December 31, 2022 and 2021 was $2.7 million and $2.9 million, respectively.
The Bank has an operating lease agreement with a member of the Bank’s board of directors for a building containing the Bank’s corporate headquarters and branch, which is included in the above lease schedule. At the lease initiation date, the lease terms were comparable to similarly outfitted office space in the Bank’s market. Base rental payments of $305,000 and $305,000 were made to this related party in each of the years ended December 31, 2022 and 2021, respectively. Certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs, related to this property are paid directly to the various service providers.
Note 12 – Directors Fee Plan
The Bank adopted a
Non-Employee
Director Deferred Compensation Plan in April 2022, which allows directors to defer a portion of their compensation ranging from 0% to 100% for a period of two to five years, if elected. During 2022, certain directors have elected to defer a total of approximately $280,000.
The Bank adopted The Bank of Princeton 2018 Director Fee Plan (“Plan”) which was approved at the Annual Meeting of Stockholders held on April 24, 2018. The Plan allows non-employee
members of the board of directors to elect to receive up to 100% of their annual compensation in the form of Bank common stock. During the twelve-month period ended December 31, 2021, the Bank issued 4,019 shares of common stock valued at $120,000. The Plan was replaced by the
Non-Employee
Director Deferred Compensation Plan in April 2022.

         (Continued)

Note 13 – Goodwill and Core Deposit Intangible
On May 17, 2019, the Bank acquired five branches which were accounted for under FASB ASC 805,
Business Combinations
. The Bank assumed $177.9 million of branch deposits for which it received net cash of $159.9 million. The difference between the liabilities assumed and net cash received was allocated on the estimated fair value of the assets acquired and liabilities assumed.
In accordance with ASC 805, the Bank has expensed approximately $
627
 thousand of direct acquisition cost and recorded $
8.9
 million of goodwill along with
$
4.2
 million of core deposit intangible assets. The intangible assets are related to core deposits and are being amortized over
10
 years, using sum of the years digits. For tax purposes, goodwill totaling $
8.9
 million is tax deductible and will be amortized over
15
 years straight line.
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows (Dollars in thousands):

		Core Deposit
	Goodwill	Intangible

Balance at December 31, 2021	$8,853	$2,393
Amortization expense	—	(568)

Balance at December 31, 2022	$8,853	$1,825

		Core Deposit
	Goodwill	Intangible

Balance at December 31, 2020	$8,853	$3,036
Amortization expense	—	(643)

Balance at December 31, 2021	$8,853	$2,393

As of December 31, 2022, the future fiscal periods amortization for the core deposit intangible is:

Amount
(In thousands)
2023	$492
2024	415
2025	338
2026	261
2027	183
Thereafter	136

Total	$1,825

8
0

Note 14 – Fair Value Measurements and Disclosure
The Bank follows the guidance on fair value measurements codified as FASB ASC Topic 820,
Fair Value Measurement
(“Topic 820”)
.
 Fair value measurements are not adjusted for transaction costs. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Management uses its best judgment in estimating the fair value of the Bank’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair alue estimates herein are not necessarily indicative of the amounts the Bank could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end
and have not been
re-evaluated
or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
The fair value measurement hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level
 1
: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level
 2
: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level
 3
: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2022

	(In thousands)
Mortgage-backed securities -U.S.
Government Sponsored Enterprise (GSEs)	$—	$34,915	$—	$34,915
U.S. government agency securities	—	5,085	—	5,085
Obligations of state and political subdivisions	—	41,341	—	41,341
SBIC securities	—	—	2,061	2,061

Securities available-for-sale at fair value	$—	$81,341	$2,061	$83,402

8
1

Note 14 – Fair Value Measurements and Disclosure (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2021

	(In thousands)
Mortgage-backed securities -U.S.
Government Sponsored Enterprise (GSEs)	$—	$44,650	$—	$44,650
U.S. government agency securities	—	6,238	—	6,238
Obligations of state and political subdivisions	—	49,468	—	49,468
SBIC securities	—	—	802	802

Securities available-for-sale at fair value	$—	$100,356	$802	$101,158

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022, were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2022

	(In thousands)
Impaired loans	$—	$—	$30	$30

	$—	$—	$30	$30

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021, were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2021

	(In thousands)
Impaired loans	$—	$—	$82	$82
Other real estate owned	—	—	226	226

	$—	$—	$308	$308

8
2

Note 14 – Fair Value Measurements and Disclosure (Continued)

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2022.

	Fair Value			Range
	December 31,	Valuation	Unobservable	(Weighted
Description	2022	Technique	Input	Average)

	(In thousands)
			Discount	6.0%
Impaired loans	$30	Collateral 1	adjustment	(6.0%)

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2021.

Description	Fair Value December 31, 2021	Valuation Technique		Unobservable Input	Range (Weighted Average)

	(In thousands)
				Discount	6.0%
Impaired loans	$82	Collateral	1	adjustment	(6.0%)
				Discount	0.0%
Other real estate owned 2	$226	Collateral	1	adjustment	0.0%

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
2	The other real estate owned was written down to the estimated net realizable value.
The following methods and assumptions were used by the Bank in estimating fair value disclosures:
Investment Securities
The fair value of securities
available-for-sale
(carried at fair value) and
held-to-maturity
(carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry, and not adjusted by management. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
Impaired loans (generally carried at fair value)
Impaired loans carried at fair value are those impaired loans in which the Bank has measured impairment generally based on the fair value of the related loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds, discounted for estimated selling costs or other factors the Bank determines will impact collection of proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

8
3

Note 14 – Fair Value Measurements and Disclosure (Continued)

Other real estate owned (generally carried at fair value)
Other real estate owned is adjusted to fair value, less estimated selling costs, upon transfer of loans to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less cost to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The discount adjustment from the appraised value is a significant unobservable input in the determination of the fair value for other real estate owned. These assets are included as Level 3 fair values.
Loans Receivable, net
The fair value of loans receivable, net is based on discounted cash flow methodologies for which the determination of fair value may require significant management judgement.
Deposits
The fair value of deposits is based on discounted cash flow methodologies for which the determination of fair value may require significant management judgement.
Borrowings
Borrowings held by the Bank that are overnight, the carrying value is deemed to be its approximate fair value.
Restricted investment in bank stock and accrued interest receivable and accrued interest payable
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.
The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(In thousands)
Financial Assets:
Cash and cash equivalents	$53,351	$53,351	$53,351	$—	$—
Securities AFS	83,402	83,402	—	81,341	2,061
Securities HTM	201	200	—	200	—
Loans receivable, net	1,353,907	1,347,137	—	—	1,347,137
Restricted bank stock	1,742	1,742	—	1,742	—
Accrued interest receivable	4,756	4,756	—	4,756	—
Financial Liabilities
Deposits	1,347,730	1,225,087	—	1,225,087	—
Borrowings	10,000	10,000	—	10,000	—
Accrued interest payable	1,027	1,027	—	1,027	—

8
4

Note 14 – Fair Value Measurements and Disclosure (Continued)

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(In thousands)
Financial assets:
Cash and cash equivalents	$158,716	$158,716	$158,716	$—	$—
Securities available-for-sale at fair value	101,158	101,158	—	100,356	802
Securities held-to-maturity	208	225	—	225	—
Loans receivable, net	1,318,543	1,384,470	—	—	1,384,470
Restricted investments in bank stock	1,345	1,345	—	1,345	—
Accrued interest receivable	4,218	4,218	—	4,218	—
Financial Liabilities:
Deposits	1,446,143	1,438,912	—	1,438,912	—
Accrued interest payable	1,044	1,044	—	1,044	—
Limitations
The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.
These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale. This is due to the fact that no active market exists for a sizable portion of the loan, deposit and off-balance
sheet instruments.
In addition, the fair value estimates are based on existing on and off-balance
sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets that are not considered financial assets include premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.
Note 15 – Stock-Based Compensation
In 2007, the Bank adopted The Bank of Princeton 2007 Stock Option Plan (the “2007 Plan”), which was approved by our board of directors in August 2007 and by our stockholders in October 2007. The 2007 Plan enables the board of directors to grant stock options to employees, directors, consultants and other individuals who provide services to the Bank. The shares subject to or related to options under the 2007 Plan are authorized and unissued shares of the Bank. The maximum number of shares that may be subject to options under the 2007 Plan is 300,000, all of which may be issued as Incentive Stock Options and not more than 100,000 of which may be issued as
Non-Qualified
Stock Options. Vesting periods range from immediate to four years from the date of grant. No incentive stock options may be granted under the 2007 Plan after October 2, 2017.

8
5

Note 15 – Stock-Based Compensation (Continued)

In 2012, the Bank adopted The Bank of Princeton 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by our board of directors in February 2012 and by our stockholders in May 2012. The 2012 Plan enabled the board of directors to grant stock options or restricted shares of common stock to employees, directors, consultants and other individuals who provide services to the Bank. The shares subject to or related to options under the 2012 Plan are authorized and unissued shares of the Bank. In 2013, the Bank’s board of directors and stockholders approved an amendment to the 2012 Plan that increased the maximum number of shares that may be subject to options under the 2012 Plan from 100,000 to 600,000, all of which may be issued as Incentive Stock Options or as
Non-Qualified
Stock Options. Vesting periods range from immediate to four years from the date of grant. At December 31, 2022 there were 54,738 shares remaining available for future issuance under the 2012 Plan. No incentive stock options may be granted under the 2012 Plan after April 30, 2023.
In 2014, the Bank adopted an amendment to each of the 2007 Plan and to the 2012 Plan, which amendments were approved by our Board of Directors, to provide that all outstanding options under the 2007 Plan and the 2012 Plan will become fully vested and exercisable upon a change in control of the Bank and to further specify the consideration that may be exchanged with respect to outstanding awards upon any such change in control.
In 2018, the Bank adopted The Bank of Princeton 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by our board of directors in February 2018 and by our stockholders in May 2018. The 2018 Plan enabled the board of directors to grant stock options, restricted stock, or restricted stock units to employees, directors, consultants and other individuals who provide services to the Bank. At December 31, 2022 there were 263,489 shares remaining available for issuance under the 2018 Plan.
The following is a summary of the status of the Bank’s stock option activity and related information for the year ended December 31, 2022:

			Weighted Avg.
	Number of	Weighted	Remaining	Average
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Balance at January 1, 2022	407,650	$20.08
Granted	—	—
Exercised	(76,900)	14.18
Forfeited	—	—
Expired	(100)	13.75

Balance at December 31, 2022	330,650	$21.45	2.87 Years	$3,463,695

Exercisable at December 31, 2022	330,650	$21.45	2.87 Years	$3,463,695

The expected life of stock options granted is generally derived from historical experience. Expected volatilities are general based on the average of three peers’ historical volatilities due to the limited liquidity of the Bank’s stock in the open market. The Bank uses an estimated forfeiture rate due to limited historical data. At the time of the grant, the Bank had not declared any cash dividend therefore no dividend yield was used. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury for a comparable term.

8
6

Note 15 – Stock-Based Compensation (Continued)

The following is a summary of the status of the Bank’s stock option activity and related information for the year ended December 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Average Intrinsic Value
Balance at January 1, 2021	431,980	$19.73
Granted	—	—
Exercised	(22,480)	13.22
Forfeited	(1,350)	25.49
Expired	(500)	12.00

Balance at December 31, 2021	407,650	$20.08	3.28 Years	$4,069,054

Exercisable at December 31, 2021	395,125	$19.68	3.19 Years	$4,069,054

The Bank granted 23,732 RSU’s during 2022, with a fair value of $30.12, which reflected the market value of the Bank’s common stock on the date of the grant. Of the 23,732 RSU’s granted during 2022, 4,550 RSU’s have a vesting and period of one year and the remaining 19,182 RSU’s vest over the next three years.
The Bank granted 19,830 RSU’s during 2021, with a fair value of $21.43, which reflected the market value of the Bank’s common stock on the date of the grant. Of the 19,830 RSU’s granted during 2021, 3,500 RSU’s have a vesting and period of one year and the remaining 16,330 RSU’s vest over the next three years.
Stock option expenses included in salaries and employee benefits expense in the consolidated statements of income were $491,000 (which includes RSU’s expense of $447,000) and $335,000 (which includes RSU expense of $214,000) for the years ended December 31, 2022 and 2021, respectively. A tax benefit was recognized of $131,000 and $70,000 for the years ended December 31, 2022 and 2021, respectively. Stock option expenses recorded within other expenses were $162,000 and $70,000 for the years ended December 31, 2022 and 2021, respectively. A tax benefit was recognized of $37,000 and $15,000 for the years ended December 31, 2022 and 2021, respectively. At
December 31, 2022, there was approximately $685,000 of unrecognized expense related to outstanding stock options and RSU’s, which will be recognized over a period of approximately 1.74 years.
Note 16 – Regulatory Matters
Regulatory Capital
Current FDIC capital standards require institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member
banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other banking associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the FDIC’s regulations, the most highly-rated banks are those that the FDIC determines are strong banking organizations and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirements, Tier 1 Capital to risk-weighted assets ratio must equal at least 6.0% (and 8.0% for the Bank to be considered “well capitalized”) and total capital to risk-weighted assets ratio must equal at least 8.0% (10.0% to be considered “well capitalized”). The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case
basis.

8
7

Note 16 – Regulatory Matters (Continued)

The final capital rules introduced a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2022, the Bank met all capital adequacy requirements on a fully phased-in
basis.
Any banking organization that fails any of the capital requirements is subject to possible enforcement action by the FDIC. Such action could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The FDIC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
The Bank’s actual capital amounts and ratios at December 31, 2022 and 2021 are presented below:

					To be well capitalized
			For capital conservation		under prompt corrective
	Actual		buffer requirement		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in the thousands)
December 31, 2022:
Total capital (to risk-weighted assets)	$233,657	15.309%	$160,256	10.500%	$152,625	10.000%
Tier 1 capital (to risk-weighted assets)	$217,196	14.231%	$129,731	8.500%	$122,100	8.000%
Common equity tier 1 capital (to-risk weighted assets	$217,196	14.231%	$106,838	7.000%	$99,206	6.500%
Tier 1 leverage capital (to average assets)	$217,196	13.474%	$104,775	6.500%	$80,596	5.000%
December 31, 2021:
Total capital (to risk-weighted assets)	$221,113	15.085%	$153,906	10.500%	$146,577	10.000%
Tier 1 capital (to risk-weighted assets)	$204,493	13.951%	$124,591	8.500%	$117,262	8.000%
Common equity tier 1 capital (to-risk weighted assets	$204,493	13.951%	$102,604	7.000%	$95,275	6.500%
Tier 1 leverage capital (to average assets)	$204,493	12.062%	$110,193	6.500%	$84,764	5.000%
The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations.
Note 17 – Subsequent Events
On January 25, 2023, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend was paid on March 3, 2023 to shareholders of record at the close of business on February 10, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The information required by this Item is set forth under the headings, “MATTER NO. 3 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Change in Accountants,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in connection with its 2023 Annual Meeting of Shareholders and incorporated by reference.
Item 9A. Controls and Procedures
Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in
Rules 13a-15(f) and
15d-15(f) of
the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, which is commonly referred to as GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the Company’s internal control over financial reporting. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our internal control over financial reporting may become inadequate because of changes in conditions or other factors, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of the Bank’s President and Chief Financial Officer, evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022 using the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on this assessment, management determined that, as of December 31, 2022, the Bank’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.
Disclosure Controls and Procedures
Management, with the participation of the Bank’s President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule
l3a-l5(e)
promulgated under the Exchange Act) as of December 31, 2022. Based on this evaluation, the Bank’s President and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures are effective as of December 31, 2022 to ensure that the information required to be disclosed by the Bank in the reports that the Bank filed or submitted, or the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Bank’s internal control over financial reporting identified during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings, “MATTER NO. 1 ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS AND COMPENSATION – Executive Officers,” “DELINQUENT SECTION 16(A) REPORTS,” “CODE OF CONDUCT,” “BOARD OF DIRECTORS AND COMMITTEES – Board Committees – Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in connection with the solicitation of proxies for its 2023 Annual Meeting of Shareholders and incorporated by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the headings, “EXECUTIVE OFFICERS AND COMPENSATION – Executive Compensation,” “– Equity Compensation Plan Information,” “– Employment and Other Agreements,” and “– Equity Incentive Plans,” “Outstanding Stock Option and Other Equity Awards at Fiscal Year End,” “Employee Stock Ownership Plan,” “401(k) Plan,” “2022 Compensation of Directors” and “PAY VERSUS PERFORMANCE” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in connection with its 2023 Annual Meeting of Shareholders and incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings, “EQUITY COMPENSATION PLAN INFORMATION,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in connection with its 2023 Annual Meeting of Shareholders and incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “BOARD OF DIRECTORS AND COMMITTEES – Director Independence,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in connection with its 2023 Annual Meeting of Shareholders and incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the headings, “MATTER NO. 3—RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in connection with its 2023 Annual Meeting of Shareholders and incorporated by reference.
Our independent registered public accounting firm is Wolf and Company, P.C. Boston,
Massachusetts
, Auditor Firm ID: 392.

9
0

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following portions of the Bank’s consolidated financial statements are set forth in Item 8 - “Financial Statements of Supplementary Data” of this Annual Report:

i.	Consolidated Statements of Financial Condition as of December 31, 2022 and 2021

ii.	Consolidated Statements of Income for the years ended December 31, 2022 and 2021

iii.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

iv.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

v.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

vi.	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules
All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(c)	Exhibits

Exhibit No.		Description

3.1	(A)	Articles of Incorporation.

3.2	(B)	Bylaws

4.1	(C)	Specimen form of stock certificate.

4.2	(D)	Description of Capital Stock

10.1	(E)	The Bank of Princeton Amended and Restated 2007 Stock Option Plan*

10.2	(F)	The Bank of Princeton Amended and Restated 2012 Equity Incentive Plan*

10.3	(G)	MoreBank 2004 Incentive Equity Compensation Plan*

10.4	(H)	Princeton Bancorp, Inc. Amended and Restated Equity 2018 Equity Incentive Plan, as amended

10.5	(I)	Employment Agreement between the Bank and Edward J. Dietzler dated as of December 6, 2018*

10.6	(J)	Amendment to Employment Agreement between the Bank and Edward J. Dietzler dated as of December 18, 2019*

10.7	(K)	Employment Agreement between the Bank and Daniel J. O’Donnell dated as of December 6, 2018*

10.8	(L)	Amendment to Employment Agreement between the Bank and Daniel J. O’Donnell dated as of December 18, 2019*

10.9	(M)	Employment Agreement between the Bank and George S. Rapp dated as of January 25, 2019*

10.10	(N)	Employment Agreement between the Bank and Stephanie Adkins dated January 25, 2019*

10.11	(O)	Employment Agreement between the Bank and Christopher Tonkovich dated February 25, 2019*

10.12	(P)	The Bank of Princeton 2018 Director Fee Plan*

10.13	(Q)	2020 Management Incentive Plan*

10.14	(R)	Dividend Reinvestment and Stock Purchase Plan

10.15	(S)	Supplemental Executive Retirement Plan dated July 30, 2021 for the benefit of Edward J. Dietzler and Daniel J. O’Donnell

21.1		Subsidiaries of the Registrant

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32.1		Section 1350 Certifications

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan, contract or arrangement.

Management contract or compensatory plan, contract or arrangement.

(A)	Incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2022

(B)	Incorporated by reference to Exhibit 3.1(ii) to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(C)	Incorporated by reference to Exhibit 4.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022
(D)	Incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K12B, filed with the SEC on January 10, 2023.

(E)	Incorporated by reference to Exhibit 10.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(F)	Incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(G)	Incorporated by reference to Exhibit 10.3 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(H)	Incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(I)	Incorporated by reference to Exhibit 10.5 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(J)	Incorporated by reference to Exhibit 10.6 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(K)	Incorporated by reference to Exhibit 10.7 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(L)	Incorporated by reference to Exhibit 10.8 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(M)	Incorporated by reference to Exhibit 10.9 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(N)	Incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(O)	Incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(P)	Incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(Q)	Incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(R)	Incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(S)	Incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2023.

Princeton Bancorp, Inc.

/s/ Edward Dietzler
By:	Edward Dietzler President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Gillespie	Chairman of the Board	March 24, 2023
Richard Gillespie

/s/ Stephen Distler	Vice Chairman of the Board	March 24, 2023
Stephen Distler

/s/ Stephen Shueh	Director	March 24, 2023
Stephen Shueh

/s/ Robert N. Ridolfi	Director	March 24, 2023
Robert N. Ridolfi, Esq

/s/ Judith A. Giacin Judith A. Giacin	Director	March 24, 2023

/s/ Martin Tuchman	Director	March 24, 2023
Martin Tuchman

/s/ Ross Wishnick	Director, Vice Chairman	March 24, 2023
Ross Wishnick

/s/ Edward Dietzler Edward Dietzler	President, Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2023

/s/ George S. Rapp George S. Rapp	Executive Vice President, Chief Financial Officer	March 24, 2023
(Principal Financial Officer)

/s/ Jeffrey T. Hanuscin Jeffrey T. Hanuscin	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2023

95