Form 10-Q
period 2023-03-31
Princeton Bancorp, Inc.
filed 2023-05-11
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March
31
, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number:
001-41589

PRINCETON BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	88-4268702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
183 Bayard Lane, Princeton, New Jersey 08540
(Address of principal executive offices) (Zip Code)
(609)
921-1700
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BPRN	The Nasdaq Global Market

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
of the Exchange Act).    Yes

☐    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2023, there were 6,261,569 outstanding shares of the issuer’s common stock, no par value.

PART I FINANCIAL INFORMATION

Explanatory Note

On January 10, 2023 (the “Effective Date”), Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”) acquired all of the outstanding stock of The Bank of Princeton, a New Jersey state-chartered bank (the “Bank”), (the “Reorganization”) pursuant to the terms of an Agreement and Plan of Reorganization and Merger dated February 23, 2022 (the “Plan”). Pursuant to the Reorganization, shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole direct wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

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

Prior to the Effective Date, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements for periods prior to the Effective Date, discussions of those financial statements, and market data and all other information presented herein for periods prior to the Effective Date, are those of the Bank.

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$10,083	$12,161
Interest-earning bank balances	7,941	13,140
Federal funds sold	—	28,050

Total cash and cash equivalents	18,024	53,351

Securities available-for-sale, at fair value	84,512	83,402
Securities held-to-maturity (fair value $199 and $200, at March 31, 2023 and December 31, 2022, respectively)	199	201
Loans receivable, net of deferred costs	1,388,575	1,370,368
Less: allowance for credit lossess	(16,507)	(16,461)

Loan receivable, net	1,372,068	1,353,907
Bank-owned life insurance	52,906	52,617
Premises and equipment, net	11,662	11,722
Accrued interest receivable	4,865	4,756
Restricted investment in bank stock	3,295	1,742
Deferred taxes, net	7,784	7,599
Goodwill	8,853	8,853
Core deposit intangible	1,690	1,825
Operating lease right-of-use asset	15,707	16,026
Other assets	3,755	5,778

TOTAL ASSETS	$1,585,320	$1,601,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$218,709	$265,078
Interest-bearing	1,073,391	1,082,652

Total deposits	1,292,100	1,347,730
Borrowings	44,500	10,000
Accrued interest payable	2,160	1,027
Operating lease liability	16,466	16,772
Other liabilities	4,821	6,649

TOTAL LIABILITIES	1,360,047	1,382,178

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized, 6,261,629 shares issued and outstanding at March 31, 2023; at December 31, 2022, par value $5.00 per share, 6,909,402 shares issued and 6,245,597 shares outstanding	—	34,547
Paid-in capital	96,880	81,291
Treasury stock, at cost 663,805 shares at December 31, 2022	—	(19,452)
Retained earnings	135,425	131,488
Accumulated other comprehensive loss	(7,032)	(8,273)

TOTAL STOCKHOLDER’S EQUITY	225,273	219,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,585,320	$1,601,779

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$19,894	$16,492
Securities available-for-sale:
Taxable	278	223
Tax-exempt	284	303
Securities held-to-maturity	3	3
Other interest and dividend income	153	57

TOTAL INTEREST AND DIVIDEND INCOME	20,612	17,078

INTEREST EXPENSE
Deposits	3,865	1,224
Borrowings	86	—

TOTAL INTEREST EXPENSE	3,951	1,224

NET INTEREST INCOME	16,661	15,854
Provision for credit losses	265	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,396	15,854

NON-INTEREST INCOME
Income from bank-owned life insurance	290	282
Fees and service charges	448	475
Loan fees, including prepayment penalties	351	95
Other	285	194

TOTAL NON-INTEREST INCOME	1,374	1,046

NON-INTEREST EXPENSE
Salaries and employee benefits	5,399	4,901
Occupancy and equipment	1,341	1,478
Professional fees	465	561
Data processing and communications	1,300	1,035
Federal deposit insurance	190	264
Advertising and promotion	110	119
Office expense	97	54
Other real estate expenses	—	9
Core deposit intangible	135	154
Other	735	693

TOTAL NON-INTEREST EXPENSE	9,772	9,268

INCOME BEFORE INCOME TAX EXPENSE	7,998	7,632
INCOME TAX EXPENSE	1,901	1,611

NET INCOME	$6,097	$6,021

Earnings per common share-basic	$0.97	$0.93
Earnings per common share-diluted	$0.95	$0.91
Dividends declared per common share	$0.30	$0.25
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$6,097	$6,021
Other comprehensive income (loss)
Unrealized gains (losses) arising during period on securities available-for-sale	1,739	(6,113)
Tax effect	(498)	1,591

Total other comprehensive income (loss)	1,241	(4,522)

COMPREHENSIVE INCOME	$7,338	$1,499

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Three Months Ended March 31, 2023 and 2022
Balance, December 31, 2021	$34,100	$80,220	$(10,032)	$111,451	$839	$216,578
Net income	—	—	—	6,021	—	6,021
Other comprehensive loss	—	—	—	—	(4,522)	(4,522)
Stock options exercised (6,450 shares)	32	73	—	—	—	105
Directors compensation (4,019 shares)	44	165	—	—	—	209
Dividends declared $0.25 per share	—	—	—	(1,668)	—	(1,668)
Purchase of treasury stock (124,440 shares)	—	—	(3,615)	—	—	(3,615)
Dividend reinvestment plan (802 shares)	5	10	—	9	—	24
Stock-based compensation expense	—	108	—	—	—	108

Balance, March 31, 2022	$34,181	$80,576	$(13,647)	$115,813	$(3,683)	$213,240

Balance, December 31, 2022	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	6,097	—	6,097
Other comprehensive loss	—	—	—	—	1,241	1,241
Adoption of CECL	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised (16,307 shares)	—	297	—	—	—	297
Dividends declared $0.30 per share	—	—	—	(1,843)	—	(1,843)
Dividend reinvestment plan (958 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	164	—	—	—	164

Balance, March 31, 2023	$—	$96,880	$—	$135,425	$(7,032)	$225,273

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,097	$6,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	265	—
Depreciation and amortization	305	317
Stock-based compensation expense	164	108
Amortization of premiums and accretion of discount on securities	11	16
Accretion of net deferred loan fees and costs	(534)	(1,853)
Income earned from small business investment company (“SBIC”) Investment	(181)	—
Increase in cash surrender value of bank-owned life insurance	(290)	(282)
Deferred income tax benefit	(793)	(20)
Amortization of core deposit intangible	136	155
Decrease in accrued interest receivable and other assets	2,233	1,972
Decrease in accrued interest payable and other liabilities	(227)	(1,797)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,186	4,637

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(345)	(4,318)
Principal repayments of securities available-for-sale	839	2,453
Maturities and calls of securities available-for-sale	305	450
Maturities, calls and principal repayments of securities held-to-maturity	2	2
Net increase in loans	(18,840)	(58,105)
Purchases of premises and equipment	(245)	(250)
Purchases of restricted bank stock	(1,553)	(12)

NET CASH USED IN INVESTMENT ACTIVITIES	(19,837)	(59,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(55,630)	(4,598)
Proceeds from overnight borrowings	34,500	—
Cash dividends	(1,876)	(1,668)
Dividend reinvestment program	33	24
Purchase of treasury stock	—	(3,615)
Proceeds from exercise of stock options	—	105
Release of restricted stock units	297	209

NET CASH USED IN FINANCING ACTIVITIES	(22,676)	(9,543)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,327)	(64,686)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,351	158,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,024	$94,030

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$2,818	$1,597
Income taxes paid	$653	$435
Reclass of paid-in capital related to holding company formation	$15,095	—
Reclass of treasury stock related to holding company formation	$19,452	—
Reclass of common stock related to holding company formation	$(34,547)	—
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 23 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services, one-to-four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. As of
March 31, 2023
, the Company had
179 total employees and 176 full-time equivalent employees.
On January 10, 2023 Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”) acquired all of the outstanding stock of the Bank. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
On October 19, 2022, the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Noah Bank, a Pennsylvania-chartered bank (“Noah”). Pursuant to the terms and conditions set forth in the Merger Agreement, Noah will merge with and into TBOP Acquisition company, a newly-formed wholly owned subsidiary of the Bank, with Noah surviving (the “Merger”). The Company plans to merge Noah with and into the Company immediately after the Merger. The Merger Agreement has been approved by the boards of directors of each of the Company and Noah and by Noah’s shareholders.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, the Bank and its wholly owned subsidiaries: Bayard Lane, LLC, Bayard Properties, LLC, 112 Fifth Avenue, LLC, TBOP Delaware Investment Company and TBOP REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and the FDIC. Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the Company’s annual report on
Form 10-K
for the year ended December 31, 2022.
Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and evaluation of the potential impairment of goodwill.
Management believes that the allowance for credit losses is adequate as of March 31, 2023 and December 31, 2022. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to effect certain changes that result in additions to the allowance based on their judgments about information available to them at the time of their examinations.
Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.
Recently issued accounting standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-04,
“Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements
of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU
2020-04
also provides numerous optional expedients for derivative accounting. ASU
2020-04
is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU
2020-04
for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and March 31, 2023 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and we do not anticipate any material impacts to the financial statements.
Recently adopted accounting standards
Effective January 1, 2023 the Company adopted the FASB issued ASU
2016-13,
“
Financial Instruments—Credit Losses,
” (“CECL”) which amends the Board’s guidance on the impairment of financial instruments, using the modified retrospective method. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon adoption of the new CECL standard, effective January 1, 2023, the Company recorded a one-time
decrease, net of tax, in retained earnings of $284,000, a reduction to the allowance for credit losses of $301,000 and an increase in the reserve for unfunded liabilities of $695,000.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period adjusted to include the effect of outstanding stock options, if dilutive, using the treasury stock method. Shares issued during any period are weighted for the portion of the period they were outstanding.
The following schedule presents earnings per share data for the three-month periods ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Net income applicable to common stock	$6,097	$6,021
Weighted average number of common shares outstanding	6,257	6,465

Basic earnings per share	$0.97	$0.93

Net income applicable to common stock	$6,097	$6,021
Weighted average number of common shares outstanding	6,257	6,465
Dilutive effect on common shares outstanding	129	149

Weighted average number of diluted common shares outstanding	6,386	6,614

Diluted earnings per share	$0.95	$0.91

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three-month periods ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022
	Options	Weighted Ave Exercise Price	Options	Weighted Ave Exercise Price
Options to purchase	374,496	$22.01	343,570	$16.62
Anti-dilutive	—	$—	95,750	$32.45

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale
at March 31, 2023 and December 31, 2022 with gross unrealized gains and losses therein:

	March 31 , 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale		(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$40,677	$3	$(5,981)	$34,699
U.S. government agency securities	6,260	—	(1,025)	5,235
Obligations of state and political subdivisions	44,844	67	(2,627)	42,284
Small business investment company securities	2,587	—	(293)	2,294

Total	$94,368	$70	$(9,926)	$84,512

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale		(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$41,515	$2	$(6,602)	$34,915
U.S. government agency securities	6,260	—	(1,175)	5,085
Obligations of state and political subdivisions	45,161	8	(3,828)	41,341
Small business investment company securities	2,061	—	—	2,061

Total	$94,997	$10	$(11,605)	$83,402

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at March 31, 2023 and December 31, 2022 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2023	(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$6,557	$(195)	$27,940	$(5,786)	$34,497	$(5,981)
U.S. government agency securities	—	$—	5,235	(1,025)	5,235	(1,025)
Obligations of state and political subdivisions	10,642	(144)	22,499	(2,483)	33,141	(2,627)
Small business investment company securities	2,294	(293)	—	—	2,294	(293)

Total	$19,493	$(632)	$55,674	$(9,294)	$75,167	$(9,926)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2022	(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$15,605	$(1,778)	$19,137	$(4,824)	$34,742	$(6,602)
U.S. government agency securities	—	—	5,085	(1,175)	5,085	(1,175)
Obligations of state and political subdivisions	36,421	(3,457)	1,352	(371)	37,773	(3,828)
Small business investment company securities	—	—	—	—	—	—

	$52,026	$(5,235)	$25,574	$(6,370)	$77,600	$(11,605)

The amortized cost and fair value of securities
available-for-sale
at March 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$675	$675
Due after one year through five years	4,719	4,641
Due after five years through ten years	26,436	25,263
Due after ten years	19,274	16,940
Mortgage-backed securities (GSEs)	40,677	34,699
SBIC securities	2,587	2,294

	$94,368	$84,512

There were no sales of securities
available-for-sale
or proceeds from calls for the three-month periods ended March 31, 2023 and March 31, 2022.
On January 1, 2023, the Company adopted ASU
2016-13
and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale.
The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not
have an allowance for credit losses on its investment securities available for sale as of March 31, 2023.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

The Company’s securities primarily consist of four types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds and one small business investment company security guaranteed by the U.S. government. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government, will have a zero-credit
loss. Therefore no reserve was recorded for U.S. guaranteed securities or bonds at March 31, 2023. The state and political subdivision securities carry a minimum investment rating of A. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company expects to have a zero-credit
loss and no reserve was recorded as of March 31, 2023.
At March 31, 2023, the Comapny’s
available-for-sale
and
held-to-maturity
investment securities portfolio consisted of approximately 206 securities, of which 113 available-for-sale
securities were in an unrealized loss position for more than twelve months and 61 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 77 municpal securities aggregating $22.5 million with a loss of $2.5 million, 32 mortgage-backed securities-GSE
aggregating $27.9 million with a loss of $5.8 million and four agency securities aggregating $5.2 million with a loss of $1.0 million. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns. No OTTI charges were recorded for the three months ended March 31, 2023 and 2022.
There are no securities pledged as of March 31, 2023 and December 31, 2022.
Note 4 – Loans Receivable
Loans receivable, net at March 31, 2022 and December 31, 2022 were comprised of the following:

	March 31, 2023	December 31, 2022

	(In thousands)
Commercial real estate	$864,497	$873,573
Commercial and industrial	30,916	28,859
Construction	442,693	417,538
Residential first-lien mortgage	42,566	43,125
Home equity/consumer	7,535	7,260
Paycheck protection program (PPP) -phase I	1,239	1,307
Paycheck protection program (PPP) -phase II	1,077	1,162

Total loans	1,390,523	1,372,824
Deferred fees and costs	(1,948)	(2,456)

Loans, net	$1,388,575	$1,370,368

The Company did not purchase any loans during the three months ended March 31, 2023 and 2022, respectively.
Upon adoption of CECL the Company has elected to use the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment
of the lending environment, including underwriting standards and other factors affecting credit quality.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the components of the allowance for credit losses:

	March 31, 2023	December 31, 2022

	(In thousands)
Allowance for credit losses—loans	$(16,507)	$(16,461)
Allowance for credit losses—off balance sheet	(949)	(332)

	$(17,456)	$(16,793)

The following table presents nonaccrual loans by segment of the loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2023
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance

	(In thousands)
Commercial real estate	$—	$6,193	$—	$—
Construction	148	—	148	—
Residential first-lien mortgage	—	114	—	118

Total nonaccrual loans	$148	$6,307	$148	$118

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, excluding PPP loans, summarized by the past due status as of March 31,
2023
:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

	(In thousands)
Commercial real estate	$—	$—	$6,193	$6,193	$858,304	$864,497	$—
Commercial and industrial	—	—	—	—	30,916	30,916	—
Construction	—	—	148	148	442,545	442,693	—
Residential first-lien mortgage	—	—	—	—	42,566	42,566	—
Home equity/consumer	—	—	—	—	7,535	7,535	—
PPP Phase I & II 1			171	171	2,145	2,316	171

Total	$—	$—	$6,512	$6,512	$1,384,011	$1,390,523	$171

1	PPP loans that are classified as past due in the table above, have applied for or are in the process of requesting loan forgiveness from the SBA.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
				(In thousands)
Commercial real estate	$—	$6,193	$—	$6,193	$867,380	$873,573	$—
Commercial and industrial	—	—	—	—	28,859	28,859	—
Construction	—	—	148	148	417,390	417,538	—
Residential first-lien mortgage	1,292	—	118	1,410	41,715	43,125	—
Home equity/Consumer	—	—	—	—	7,260	7,260	—
PPP Phase I & II 1	255		184	439	2,030	2,469	184

Total	$1,547	$6,193	$450	$8,190	$1,364,634	$1,372,824	$184

1	PPP loans that are classified as past due in the table above, have applied for or are in the process of requesting loan forgiveness from the SBA.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The Company evaluates risk ratings on an ongoing basis and assigns one of the following ratings; pass, special mention, substandard and doubtful. The Company engages a third party to review its assessment on a semiannual basis. The Company classifies residential and consumer loans as either performing or nonperforming based on payment status.
There were no loans charged off during the three months ended March 31, 2023 that would require additional disclosure.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$1,690	$205,254	$74,625	$52,319	$149,358	$366,663	$5,547	$855,457
Special mention	—	—	—	—	—	2,848	—	2,848
Substandard	—	—	—	—	—	6,193	—	6,193

Total commercial real estate	1,690	205,254	74,625	52,319	149,358	375,704	5,547	864,497
Commercial and industrial 1
Pass	803	3,127	1,309	560	5,831	3,289	15,488	30,408
Special mention	—	—	—	—	—	508	—	508
Substandard	—	—	—	—	—	—	—	—

Total commercial and industrial	803	3,127	1,309	560	5,831	3,797	15,488	30,916
Construction
Pass	—	6,904	142,187	9,718	—	14,301	266,510	439,620
Special mention	—	—	—	2,925	—	—	—	2,925
Substandard	—	—	—	—	—	148	—	148

Total construction	—	6,904	142,187	12,643	—	14,450	266,510	442,693
Residential first-lien mortgage
Performing	—	1,053	6,075	2,910	1,594	30,820	—	42,452
Nonperforming	—	—	—	—	—	114	—	114

Total residential first-lien mortgage	—	1,053	6,075	2,910	1,594	30,934	—	42,566
Home equity/consumer
Performing	164	814	367	5	—	2,588	3,598	7,535
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	164	814	367	5	—	2,588	3,598	7,535

Total Loans	$2,657	$217,153	$224,563	$68,436	$156,784	$427,472	$291,143	$1,388,207

1	Due to the guarantee by the Small Business Association the PPP loans were not included in this table.
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In thousands)
Commercial real estate	$864,497	$2,883	$6,193	$—	$873,573
Commercial and industrial	28,350	509	—	—	28,859
Construction	417,390	—	148	—	417,538
Residential first-lien mortgage	43,007	—	118	—	43,125
Home equity/consumer	7,260	—	—	—	7,260
PPP	2,469	—	—	—	2,469

Total with no related allowance	$1,362,973	$3,392	$6,459	$—	$1,372,824

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended March 31, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	PPP	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$8,654	$271	$6,289	$236	$45	$—	$966	$16,461
CECL adoption	1,384	(73)	(1,269)	428	195	—	(966)	(301)
Provision 1	(4)	16	329	(10)	13	—	—	344
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	3	—	—	—	—	—	—	3

Total	$10,037	$214	$5,349	$654	$253	$—	$—	$16,507

Ending Balance:
Individually evaluated	$—	$—	$118	$—	$—	$—	$—	$118
Collectively evaluated	10,037	214	5,231	654	253	—	—	16,389

	$10,037	$214	$5,349	$654	$253	$—	$—	$16,507

1
The provision for credit losses on the Consolidated Statement of Income is $265,000 comprising a $344,000 increase to the allowance for credit losses on loans and a $79,000 reduction to the reserve for unfunded liabilities.

The following table presents the recorded investment in loans receivable at March 31, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	PPP	Unallocated	Total
				(In thousands)
Loans:
Ending Balance:
Individually evaluated	$6,685	$11	$248	$121	$80	$—	$—	$7,145
Collectively evaluated	857,812	30,905	442,445	42,445	7,455	2,316	—	1,383,378

Ending balance	$864,497	$30,916	$442,693	$42,566	$7,535	$2,316	$—	$1,390,523

The following table presents the allowance for loan losses on loans receivables at and for the three months ended March 31, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	PPP	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Beginning balance	$7,458	$713	$7,228	$267	$48	$—	$906	$16,620
Provision	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	34	—	—	—	—	—	—	34

Total	$7,492	$713	$7,228	$267	$48	$—	$906	$16,654

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

The following table presents the recorded investment of loans receivables and allowance for loan losses at December 31, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	PPP	Unallocated	Total
				(In thousands)
Loans:
Ending Balance:
Individually evaluated for impairment	$12,030	$10	$148	$118	$71	$—	$—	$12,377
Collectively evaluated for impairment	861,543	28,849	417,390	43,007	7,189	2,469	—	1,360,447

Ending balance	$873,573	$28,859	$417,538	$43,125	$7,260	$2,469	$—	$1,372,824

Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$118	$—	$—	$—	$—	$118
Collectively evaluated for impairment	8,654	271	6,171	236	45	—	966	16,343

	$8,654	$271	$6,289	$236	$45	$—	$966	$16,461

At March 31, 2023,
non-performing
assets totaled $6.5 million, an increase of $6.2 million, when compared to the amount at December 31, 2022. This increase was due to the delinquency of a $6.2 million commercial real estate loan. The loan is sufficiently secured by a mixed-use
property comprising two buildings each with retail units and residential apartments. The property is located in New York City.
The Company classifies certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction, or some combination of the concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications. Effective January 1, 2023, performing TDRs are no longer reported for the current period. At December 31, 2022 there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms.
Note 5 – Deposits
The components of deposits were as follows:

	March 31, 2023		December 31, 2022

		(Dollars in thousands)
Demand, non-interest-bearing checking	$218,709	16.93%	$265,078	19.67%
Demand, interest-bearing checking	244,889	18.95%	269,737	20.01%
Savings	173,502	13.43%	190,686	14.15%
Money Market	263,874	20.42%	283,652	21.05%
Time deposits, $ 250,000 and over	88,378	6.84%	83,410	6.19%
Time deposits, other	302,748	23.43%	255,167	18.93%

	$1,292,100	100.00%	$1,347,730	100.00%

Note 6 – Borrowings
At March 31, 2023, the Company had overnight borrowings outstanding in the amount of $44.5 million at a rate of 4.99% and $10.0 million at a rate of 4.61% at December 31, 2022.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures
The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820,
Fair Value Measurement
(“Topic 820”)
.
 Fair value measurements are not adjusted for transaction costs. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end
and have not been
re-evaluated
or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2023

		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$34,699	$—	$34,699
U.S. government agency securities	—	5,235	—	5,235
Obligations of state and political subdivisions	—	42,284	—	42,284
SBIC securities	—	—	2,294	2,294

Securities available-for-sale at fair value	$—	$82,218	$2,294	$84,512

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2022 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2022

		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$34,915	$—	$34,915
U.S. government agency securities		5,085	—	5,085
Obligations of state and political subdivisions	—	41,341	—	41,341
SBIC securities	—	—	2,061	2,061

Securities available-for-sale at fair value	$—	$81,341	$2,061	$83,402

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2023

		(In thousands)
Impaired loans	$—	$—	$30	$30

	$—	$—	$30	$30

The following table presents quantitative information using Level 3 fair value measurements at March 31, 2023.

Description	March 31, 2023	Valuation Technique		Unobservable Input	(Weighted Average)

		(Dollars in thousands)
				Discount	6.0%
Impaired loans	$30	Collateral	1	adjustment	(6.0%)

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2022

		(In thousands)
Impaired loans	$—	$—	$30	$30

	$—	$—	$30	$30

The following table presents quantitative information using Level 3 fair value measurements at December 31, 2022.

Description	Fair Value December 31, 2022	Valuation Technique		Unobservable Input	Range (Weighted Average)

		(Dollars in thousands)
				Discount	6.0%
Impaired loans	$30	Collateral	1	adjustment	(6.0%)

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
There were no transfers between fair value hierarchy levels during the three months ended March 31, 2023 and 2022. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
The following methods and assumptions were used by the Company in estimating fair value disclosures:
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
Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
Impaired loans (generally carried at fair value)
Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds, discounted for estimated selling costs or other factors the Company determines will impact collection of proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at March 31, 2023 are as follows

	March 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

			(In thousands)
Financial Assets:
Cash and cash equivalents	$18,024	$18,024	$18,024	$—	$—
Securities AFS	84,512	84,512	—	82,218	2,294
Securities HTM	199	199	—	199	—
Loans receivable, net	1,372,068	1,373,440	—	—	1,373,440
Restricted bank stock	3,295	3,295	—	3,295	—
Accrued interest receivable	4,865	4,865	—	4,865	—
Financial Liabilities
Deposits	1,292,100	1,204,237	—	1,204,237	—
Borrowings	44,500	44,500	—	44,500	—
Accrued interest payable	2,160	2,160	—	2,160	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2022 are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

			(In thousands)
Financial Assets:
Cash and cash equivalents	$53,351	$53,351	$53,351	$—	$—
Securities AFS	83,402	83,402	—	81,341	2,061
Securities HTM	201	200	—	200	—
Loans receivable, net	1,353,907	1,347,137	—	—	1,347,137
Restricted bank stock	1,742	1,742	—	1,742	—
Accrued interest receivable	4,756	4,756	—	4,756	—
Financial Liabilities
Deposits	1,347,730	1,225,087		1,225,087	—
Borrowings	10,000	10,000		10,000
Accrued interest payable	1,027	1,027	—	1,027	—
The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, and accrued interest payable are measured at the Company’s carrying amount.
The fair value of loans and deposits are measured on a discounted basis using similar rates and terms.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (concluded)

Limitations
The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.
These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all the financial instruments were offered for sale. This is due to the fact that no market exists for a sizable portion of the loan, deposit and off-balance
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
Finally, reasonable comparability between financial institutions may not be practical due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.
Note 8 – Leases
Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company is obligated under 20 operating lease agreements for 19 branches and its corporate offices with terms extending through 2039. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Company’s right of use and lease liability:

	Statement of Financial Condition Location	March 31, 2023	December 31, 2022

		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$16,026	$17,919
Accumulated amortization		(319)	(1,893)

Net book value	Operating lease right-of-use asset	$15,707	$16,026

Operating Lease Liability:

Lease liability	Operating lease liability	$16,466	$16,772

As of March 31, 2023, the weighted-average remaining lease terms for operating leases was 11.1 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.54%. The Company used FHLB fixed rate advances at the time the lease was placed in service for the term most closely aligning with remaining lease term.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases (continued)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Lease cost:
Operating lease	$665	$700
Short-term lease cost	2	24

Total lease cost	$667	$724

Other information:

Cash paid for amounts included in the measurement of lease liabilities	$585	$573

Future minimum payments under operating leases with terms longer than 12 months are as follows at March 31, 2023 (in thousands):

Twelve months ended March 31,
2024	$2,227
2025	2,074
2026	2,000
2027	1,795
2028	1,499
Thereafter	10,014

Total future operating lease payment	19,609
Amounts representing interest	(3,143)

Present value of net future lease payments	$16,466

Note 9 – Goodwill and Core Deposit Intangible
On May 17, 2019, the Bank acquired five branches which were accounted for under FASB ASC 805,
Business Combinations
.
In accordance with ASC 805, the Bank recorded $8.9 million of goodwill along with $4.2 million of core deposit intangible assets. The intangible assets are related to core deposits and are being amortized over 10 years, using the sum of the year’s digits. For tax purposes, goodwill totaling $8.9 million is tax deductible and will be amortized over 15 years straight line. Except as set forth below, GAAP requires that goodwill be tested for impairment annually (with the annual evaluation occurring on May 31 of each year) or more frequently if impairment indicators arise. The reporting unit was determined to be our community banking operations, which is our only operating segment.
ASC Topic
350-20
requires an at least annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not likely that (less than 50% probability) the fair value of the Reporting Unit is less than Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company determined that it was not more likely than not that the fair value of the Reporting Unit is less than the Carrying Value; therefore a quantitative test was not required as of May 31, 2022.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible (continued)

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible

	(In thousands)
Balance at December 31, 2022	$8,853	$1,825
Amortization expense	—	(135)

Balance at March 31, 2023	$8,853	$1,690

As of March 31, 2023, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

2023	$357
2024	415
2025	338
2026	261
2027	183
Thereafter	136

Total	$1,690

Note 10 – Subsequent Event
On April 19, 2023, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on May 9, 2023, payable on May 26, 2023.
Note 11 – Risk and Uncertainties
The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, Pennsylvania, New York, United States and/or global economy may therefore negatively impact our business and financial condition.
Government economic programs intended to backstop and bolster the economy through the pandemic, such as the PPP have ended, and the nation’s economy has entered an inflationary phase. The Consumer Price Index has risen at levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. The conflict between Russia and Ukraine has exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company’s operating results, the extent of which is indeterminable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K as of and for the year ended December 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, suppy chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area, the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; acquisitions including the Company’s pending acquisition of Noah; ability to meet other closing conditions to that acquisition; delay in closing the acquisition; difficulties and delays in integrating the businesses of Noah and the Bank or fully realizing cost savings and other benefits; changes in consumer spending and saving habits; those risks set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors,” and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

The Company was incorporated on February 23, 2022 under the laws of the Commonwealth of Pennsylvania and became the holding company of the Bank on January 10, 2023. The Bank is a New Jersey state-chartered bank that commenced operations on April 23, 2007. The Bank is a full-service bank providing personal and business lending and deposit services. The Bank has 20 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Chesterfield, Cream Ridge, Deptford, Hamilton, Lambertville, Lawrenceville, Lakewood, Monroe, New Brunswick, Pennington, Princeton Junction, Quakerbridge and Sicklerville. There are also four branches in the Philadelphia, Pennsylvania area. The Bank of Princeton is a member of the FDIC. The Bank also conducts loan origination activities in select areas of New York.

Since we commenced operations, we have grown through both de novo branching and acquisitions. In April 2023, the Company opened a new branch in Kingston, New Jersey.

On October 19, 2022, the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Noah Bank, a Pennsylvania-chartered bank (“Noah”). Pursuant to the terms and conditions set forth in the Merger Agreement, Noah will merge with and into TBOP Acquisition company, a newly-formed wholly owned subsidiary of the Bank, with Noah surviving (the “Merger”). The Bank plans to merge Noah with and into the Bank immediately after the Merger. The Company has received the requisite approvals of the Merger Agreement from the Federal Deposit Insurance Corporation, and the Pennsylvania and New Jersey state bank regulators. The Company anticipates that the Merger will close in the second quarter of 2023.

The Company’s common stock trades on the “Nasdaq Global Select Market” under ticker symbol, “BPRN.”

Critical Accounting Policies and Estimates

Princeton Bancorp has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K. Except the changes related to the Company’s adoption of CECL as noted in Note 1 to the unaudited notes to the consolidated interim financial statements, there have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K and Note 1- Summary of Significant Accounting Policies in this document.

Economy

The US economy is showing signs of stress with inflation hitting a 40-year high, an increase in energy prices, specifically home-heating costs, higher interest rates set by the Federal Open Market Committee (impacting the real estate market) and uncertainties resulting from the Russian invasion of Ukraine. However, the unemployment rate in New Jersey is below the national average.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

General

Total assets were $1.59 billion at March 31, 2023, a decrease of $16.5 million, or 1.0% when compared to $1.60 billion at the end of 2022. The primary reason for the decrease in total assets was a decrease in cash and cash equivalents of approximately $35.3 million, partially offset by an increase of $18.2 million in net loans. The increase in net loans consisted of a $25.2 million increase in construction loans and a $2.1 million increase in commercial and industrial loans, partially offset by a decrease of $9.1 million in commercial real estate loans

Cash and cash equivalents

Cash and cash equivalents decreased $35.3 million, or 66.2%, to $18.0 million at March 31, 2023 compared to December 31, 2022. This decrease was primarily due to the funding of net loans of $18.2 million and a reduction in outstanding deposits of approximately $55.6 million.

Investment securities

Total available-for-sale investment securities increased slightly to $84.5 million at March 31, 2023 compared to $83.4 million at December 31, 2022. This increase was a result of approximately $1.7 million related to unrealized losses in the available-for-sale securities portfolio resulting from the recent rate changes, $839 thousand in principal payments and $305 thousand in called or matured securities, partially offset by $345 thousand in new purchases added to the available-for-sale securities portfolio.

Loans

Loans, net of deferred loan fees, increased $18.2 million to $1.39 billion at March 31, 2023 compared to $1.37 billion at December 31, 2022, or 1.3%. This increase was due to a $25.2 million increase in construction loans and a $2.1 million increase in commercial and industrial loans, partially offset by a $9.1 million reduction in commercial real estate loans.

The Company recorded a provision for credit losses of $265 thousand during the three months ended March 31, 2023. Net recoveries for the three-month period ended March 31, 2023 were $3 thousand and $34 thousand for the three-month period ended March 31, 2022. Upon adoption of the Current Expected Credit Losses (“CECL”) method of calculating the allowance for credit losses on January 1, 2023, the Company recorded a one-time decrease, net of tax, in retained earnings of $284 thousand, a reduction to the allowance for credit losses of $301 thousand and an increase in the reserve for unfunded liabilities of $695 thousand. During the first quarter of 2023, the Company recorded a provision for credit losses of $265 thousand in total representing a $344 thousand increase in the allowance for credit losses and a $79 thousand reduction to the reserve for credit losses on unfunded liabilities. The coverage ratio of allowance for credit losses to period end loans was 1.19% at March 31, 2023, compared to 1.20% at December 31, 2022.

At March 31, 2023, non-performing assets totaled $6.5 million, an increase of $6.2 million, when compared to the amount at December 31, 2022. This increase was due to the delinquency of a $6.2 million commercial real estate loan. The loan is sufficiently secured by a mixed-use property comprising two buildings each with retail units and residential apartments. The property is located in New York City.

Upon the adoption of the CECL method of calculating the allowance for credit losses effective January 1, 2023, performing troubled debt restructurings (“TDRs”) are no longer reported for the current period. At December 31, 2022 there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms.

Deferred Taxes

Deferred taxes increased $185 thousand to $7.8 million at March 31, 2023 compared to December 31, 2022. The increase was primarily due to a $550 thousand transfer to federal income taxes payable, a $111 thousand increase related to the adoption of CECL, partially offset by a $498 thousand decrease due to the reduction in unrealized losses on available-for-sale securities.

Deposits

Total deposits at March 31, 2023 decreased $55.6 million, or 4.1%, when compared to December 31, 2022. When comparing deposit products between the two periods, non-interest-bearing demand deposits decreased $46.4 million, interest-bearing demand deposits decreased $24.8, money market deposits decreased $19.8 million and savings deposits decreased $17.2 million. Certificates of deposit increased $52.5 million, partially offsetting these decreases.

Borrowings

The Company had $44.5 million in outstanding borrowings at March 31, 2023 an increase from $10.0 million at December 31, 2022.

Stockholders’ equity

Total stockholders’ equity at March 31, 2023 increased $5.7 million, or 2.6%, when compared to the end of 2022. This increase was primarily due to the $3.9 million increase in retained earnings consisting of $6.1 million of net income less $1.9 million of cash dividends recorded during the period, and a $1.2 million reduction in the accumulated other comprehensive loss on the available-for-sale investment portfolio associated with a decrease in unrealized losses. The ratio of equity to total assets at March 31, 2023 and at December 31, 2022, was 14.2% and 13.7%, respectively.

Liquidity

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, principal repayments of securities and outstanding loans, and funds provided from operations. In addition, we invest excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. Based on available eligible securities and qualified commercial real estate loan collateral, and a $80.0 million line of credit with the FHLB supporting municipal deposits, the Company had the ability to borrow $122.6 million as of March 31, 2023.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of March 31, 2023, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at March 31, 2023.

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

Capital resources

Regulatory Capital Requirements. Federally insured, state-chartered non-member banks are required to maintain minimum levels of regulatory capital. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement and a Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement.

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At March 31, 2023, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of March 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at March 31, 2023 and December 31, 2022 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in the thousands)
March 31, 2023:
Total capital (to risk-weighted assets)	$238,269	15.563%	$160,751	10.500%	$153,096	10.000%
Tier 1 capital (to risk-weighted assets)	$221,762	14.485%	$130,132	8.500%	$122,477	8.000%
Common equity tier 1 capital (to-risk weighted assets)	$221,762	14.485%	$107,167	7.000%	$99,512	6.500%
Tier 1 leverage capital (to average assets)	$221,762	14.084%	$102,351	6.500%	$78,731	5.000%
December 31, 2022:
Total capital (to risk-weighted assets)	$233,657	15.309%	$160,256	10.500%	$152,625	10.000%
Tier 1 capital (to risk-weighted assets)	$217,196	14.231%	$129,731	8.500%	$122,100	8.000%
Common equity tier 1 capital (to-risk weighted assets)	$217,196	14.231%	$106,838	7.000%	$99,206	6.500%
Tier 1 leverage capital (to average assets)	$217,196	13.474%	$104,775	6.500%	$80,596	5.000%

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General

The Company reported net income of $6.1 million, or $0.95 per diluted common share, for the first quarter of 2023, compared to net income of $6.0 million, or $0.91 per diluted common share, for the first quarter of 2022. Although net income for the first quarter of 2023 was only slightly higher than the net income for same period in 2022, net interest income was $807 thousand above the first quarter of 2022 and non-interest income was also higher by $328 thousand. Increases of $504 thousand in non-interest expense and $265 thousand in the provision for credit losses almost entirely offset the increases in income from the first quarter of 2022 to the same period in 2023.

Interest income

Interest income increased $3.5 million for the three months ended March 31, 2023 compared to the same period in 2022. Interest income on loans increased $3.4 million due to increases in both the average balance of loans of $29.1 million and the yield of 89 basis points. Other interest and dividend income increased $96 thousand due to an increase in the yield of 445 basis points, partially offset by a decrease in the average balance of $110.7 million, and interest on taxable available-for-sale securities increased $55 thousand due to an increases in yield of 93 basis points, partially offset by a decrease in the average balance of $10.0 million.

Interest expense

Interest expense on deposits increased $2.6 million to $3.9 million for the three-month period ended March 31, 2023, due to an increase in the rate paid on interest-bearing deposits of 102 basis points, partially offset by a reduction of $76.8 million in the average balance of interest-bearing deposits over the same prior year period.

Interest expense on borrowings was $86 thousand during the three-month period ended March 31, 2023 and there was no interest expense on borrowings during the same period in 2022.

Provision for loan losses

The Company recorded a provision for credit losses of $265 thousand during the three months ended March 31, 2023 and no provision for the three months ended March 31, 2022. Net recoveries for the three-month periods ended March 31, 2023 and 2022 were $3 thousand and $34 thousand, respectively. Upon adoption of the CECL method of calculating the allowance for credit losses on January 1, 2023, the Company recorded a one-time decrease, net of tax, in retained earnings of $284 thousand, a reduction to the allowance for credit losses of $301 thousand and an increase in the reserve for unfunded liabilities of $695 thousand. During the first quarter of 2023, the Company recorded a provision for credit losses of $265 thousand, representing a $344 thousand increase in the allowance for credit losses on loans and a $79 thousand reduction to the reserve for unfunded liabilities. The coverage ratio of allowance for credit losses to period end loans was 1.19% at both March 31, 2023 and at March 31, 2022. Refer to Note 4 – Loans of this document to see additional information regarding the Company’s adoption of CECL. See the section titled “Financial Condition —Allowance for Loan Losses” in our Form 10-K for the year ended December 31, 2022 for a discussion of our allowance for loan losses methodology, including additional information regarding the determination of the provision for loan losses.

Non-interest income

Total non-interest income of $1.4 million for the first quarter of 2023 increased $328 thousand, or by 31.4%, when compared to the quarter ended March 31, 2022. The increase over the first quarter of 2022 was primarily due to a $256 thousand increase in loan fees and a $91 thousand increase in other non-interest income.

Non-interest expense

Total non-interest expense for the first quarter of 2023 increased $504 thousand, or 5.4%, when compared to the same period in 2022. This increase was primarily due to a $498 thousand increase in salaries and benefits expenses and a $265 thousand increase in data processing and communications expenses, partially offset by decreases in occupancy and equipment expenses of $137 thousand, professional fees of $96 thousand and federal deposit insurance expense of $74 thousand.

Provision for income taxes

For the three-month period ended March 31, 2023, the Company recorded an income tax expense of $1.9 million, resulting in an effective tax rate of 23.8%, compared to an income tax expense of $1.6 million resulting in an effective tax rate of 21.1% for the three-month period ended March 31, 2022. The effective tax rate was impacted by legislation enacted by the Governor of the State of New York establishing an economic nexus threshold of $1.0 million in New York City (“NYC”) receipts for purposes of the NYC business corporation tax for tax years beginning on or after January 1, 2022. The Company’s effective tax rate increased as a result of this legislation.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the three-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average yields and have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Three Months Ended March 31,
	2023			2022			Change 2023 vs 2022
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,375,849	$19,894	5.86%	$1,346,733	$16,492	4.97%	$29,116	0.89%
Securities
Taxable available-for-sale	42,235	278	2.66%	52,221	223	1.73%	(9,986)	0.93%
Tax exempt available-for-sale	41,634	284	2.77%	48,605	303	2.53%	(6,971)	0.24%
Held-to-maturity	200	3	5.36%	207	3	5.35%	(7)	0.01%
Federal funds sold	8,454	95	4.56%	119,581	43	0.15%	(111,127)	4.41%
Other interest earning-assets	5,001	58	4.77%	4,546	14	1.25%	455	3.52%

Total interest-earning assets	1,473,373	$20,612	5.67%	1,571,893	$17,078	4.41%	(98,520)	1.26%

Other non-earnings assets	109,354			108,280			1,074

Total assets	$1,582,727			$1,680,173			$(97,446)

Interest-bearing liabilities
Demand	$264,507	$551	0.84%	$257,978	$160	0.25%	$6,529	0.59%
Savings	182,763	417	0.92%	232,136	136	0.24%	(49,373)	0.68%
Money markets	268,814	1,158	1.75%	376,517	247	0.27%	(107,703)	1.48%
Certificates of deposit	364,470	1,739	1.94%	290,686	681	0.95%	73,784	0.99%

Total deposit	1,080,554	3,865	1.45%	1,157,317	1,224	0.43%	(76,763)	1.02%
Borrowings	6,993	86	4.99%	—	—	0.00%	6,993	4.99%

Total interest-bearing liabilities	1,087,547	$3,951	1.47%	1,157,317	$1,224	0.43%	(69,770)	1.04%

Non-interest-bearing deposits	242,814			285,298			(42,484)
Other liabilities	28,587			20,505			8,082

Total liabilities	1,358,948			1,463,120			(104,172)
Stockholders’ equity	223,779			217,053			6,726

Total liabilities and stockholder’s equity	$1,582,727			$1,680,173			$(97,446)

Net interest-earnings assets	$385,826			$414,576			$(28,750)
Net interest income; interest rate spread			4.20%			3.98%		0.22%

Net interest margin		$16,661	4.59%		$15,854	4.09%	$807	0.50%

Net interest margin FTE[1]			4.66%			4.14%		0.52%

[1]	Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31, 2023 vs . 2022 Increase (Decrease) Due to
	Rate	Volume	Net

	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$1,140	$2,262	$3,402
Securities avalable-for-sale
Taxable	212	(157)	55
Tax-exempt	54	(73)	(19)
Securities held-to-maturity	—	—	—
Federal funds sold	908	(856)	52
Other interest-earning assets	28	16	44

Total interest-earning assets	$2,342	$1,192	$3,534

Interest expense:
Demand	$332	$59	$391
Savings	555	(274)	281
Money market	1,753	(842)	911
Certificates of deposit	211	847	1,058
Borrowings	—	86	86

Total interest expense	$2,852	$(125)	$2,727

Change in net interest income	$(510)	$1,317	$807

How We Manage Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk which is inherent in our lending, investment and deposit gathering activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee which is comprised of both Management and members of the Board of Directors. The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2023, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2023, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$11,452	$3,530	$6,575	$7,213	$65,708	$(9,767)	$84,711
Loans receivable	537,176	171,446	323,895	278,050	79,908	(18,407)	1,372,068
Other interest-earnings assets (2)	11,236	—	—	—	—	10,083	21,319
Other non-interest assets	—	—	—	—	—	107,222	107,222

Total interest-earning assets	$559,864	$174,976	$330,470	$285,263	$145,616	$(18,091)	$1,585,320

Interest-bearing liabilities:
Checking and savings accounts	$10,808	$407,583	$—	$—	$—	$—	$418,391
Money market accounts	14,317	249,557	—	—	—	—	263,874
Certificate accounts	43,030	160,463	168,426	19,207	—	—	391,126
Borrowings	40,500	—	—	—	—	—	40,500

Total interest-bearing liabilities	$108,655	$817,603	$168,426	$19,207	$—	$—	$1,113,891

Interest-earning assets less interest-bearing liabilities	$451,209	$(642,627)	$162,044	$266,056	$145,616	$(18,091)	$471,429

Cumulative interest-rate sensitivity gap (3)	$451,209	$(191,418)	$(29,374)	$236,682	$382,298

Cumulative interest-rate gap as a percentage of total assets at March 31, 2023	28.46%	-12.07%	-1.85%	14.93%	24.11%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2023	515.27%	79.33%	97.32%	121.25%	134.32%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2023 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amonts	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300	$308,493	$(4,140)	-1.32%	-6.08%	-5.49%
200	$317,135	$4,502	1.44%	-4.02%	-3.43%
100	$316,901	$4,268	1.37%	-2.28%	-1.70%
Static	$312,633	$—		-0.59%
(100)	$312,423	$(210)	-0.07%	0.85%	1.43%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, such as the Company, is not required to provide the information by this Item. Certain market risk disclosure is set forth in Item 2 above under “How We Manage Market Risk.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of March 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2023 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following represents a material change in our risk factors from those disclosed in Part I – “Item 1A. Risk Factors” in the 2022 Form 10-K.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Company, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Company could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Rising interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of our securities classified as available for sale has declined. These securities make up a majority of the securities portfolio of the Company, resulting in unrealized losses embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	The Bank of Princeton Non-Employee Directors Deferred Compensation Plan*

31.1	Rule 13a-14(a) Certification on the Principal Executive Officer

31.2	Rule 13a-14(a) Certification on the Principal Financial Officer

32	Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Bancorp, Inc.

Date: May 11, 2023	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)