Form 10-Q
period 2023-06-30
Princeton Bancorp, Inc.
filed 2023-08-14
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).     Yes

☐    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2023, there were 6,287,252 outstanding shares of the issuer’s common stock, no par value.

Explanatory Note

On January 10, 2023 (the “Effective Date”), Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”) acquired all of the outstanding stock of The Bank of Princeton, a New Jersey state-chartered bank (the “Bank”), (the “Reorganization”). Pursuant to the Reorganization, the Bank became the sole direct wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

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

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$16,100	$12,161
Interest-earning bank balances	1,815	13,140
Federal funds sold	125,086	28,050

Total cash and cash equivalents	143,001	53,351

Securities available-for-sale, at fair value	87,172	83,402
Securities held-to-maturity (fair value $196 and $200, at June 30, 2023 and December 31, 2022, respectively)	197	201
Loans receivable, net of deferred costs	1,499,691	1,370,368
Less: allowance for credit lossess	(17,970)	(16,461)

Loan receivable, net	1,481,721	1,353,907
Bank-owned life insurance	53,202	52,617
Premises and equipment, net	14,616	11,722
Accrued interest receivable	5,575	4,756
Restricted investment in bank stock	1,385	1,742
Deferred taxes, net	12,672	7,599
Goodwill	8,853	8,853
Core deposit intangible	1,662	1,825
Mortgage servicing rights	1,623	—
Other real estate owned	33	—
Operating lease right-of-use asset	23,050	16,026
Other assets	8,264	5,778

TOTAL ASSETS	$1,843,026	$1,601,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$258,014	$265,078
Interest-bearing	1,314,884	1,082,652

Total deposits	1,572,898	1,347,730
Borrowings	—	10,000
Accrued interest payable	6,174	1,027
Operating lease liability	23,805	16,772
Other liabilities	11,250	6,649

TOTAL LIABILITIES	1,614,127	1,382,178

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized, 6,279,479 shares issued and outstanding at June 30 2023; at December 31, 2022, par value $5.00 per share, 6,909,402 shares issued and 6,245,597 shares outstanding	—	34,547
Paid-in capital	97,103	81,291
Treasury stock, at cost 663,805 shares at December 31, 2022	—	(19,452)
Retained earnings	140,310	131,488
Accumulated other comprehensive loss	(8,514)	(8,273)

TOTAL STOCKHOLDER’S EQUITY	228,899	219,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,843,026	$1,601,779

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$21,517	$16,768	$41,411	$33,260
Securities available-for-sale:
Taxable	292	234	570	457
Tax-exempt	284	293	568	596
Securities held-to-maturity	2	3	5	6
Other interest and dividend income	919	158	1,072	215

TOTAL INTEREST AND DIVIDEND INCOME	23,014	17,456	43,626	34,534

INTEREST EXPENSE
Deposits	7,321	1,169	11,186	2,393
Borrowings	32	—	118	—

TOTAL INTEREST EXPENSE	7,353	1,169	11,304	2,393

NET INTEREST INCOME	15,661	16,287	32,322	32,141
Provision for credit losses	2,463	—	2,728	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	13,198	16,287	29,594	32,141

NON-INTEREST INCOME
Gain on call/sale of securities available-for-sale	—	2	—	2
Income from bank-owned life insurance	295	283	585	565
Fees and service charges	464	497	912	972
Loan fees, including preypayment penalties	1,030	303	1,381	398
Gain on bargain purchase	9,696	—	9,696	—
Other	80	27	365	221

TOTAL NON-INTEREST INCOME	11,565	1,112	12,939	2,158

NON-INTEREST EXPENSE
Salaries and employee benefits	5,776	4,908	11,175	9,809
Occupancy and equipment	1,705	1,429	3,046	2,907
Professional fees	556	582	1,021	1,143
Data processing and communications	1,318	1,056	2,618	2,091
Federal deposit insurance	253	275	443	539
Advertising and promotion	126	120	236	239
Office expense	178	62	275	116
Other real estate expenses	1	2	1	11
Loss on sale of other real estate owned	—	101	—	101
Core deposit intangible	127	145	262	299
Acquisition-related expenses	7,026	—	7,026	—
Other	748	748	1,483	1,441

TOTAL NON-INTEREST EXPENSE	17,814	9,428	27,586	18,696

INCOME BEFORE INCOME TAX EXPENSE	6,949	7,971	14,947	15,603
INCOME TAX EXPENSE	161	1,644	2,062	3,255

NET INCOME	$6,788	$6,327	$12,885	$12,348

Earnings per common share-basic	$1.08	$1.00	$2.06	$1.93
Earnings per common share-diluted	$1.07	$0.98	$2.02	$1.89
Dividends declared per common share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$6,788	$6,327	$12,885	$12,348
Other comprehensive income (loss)
Unrealized losses arising during period on securities available-for-sale	(2,074)	(3,616)	(335)	(10,081)
Reclassification adjustment for gains realized in income 1	—	(2)	—	(2)

Net unrealized loss	(2,074)	(3,618)	(335)	(10,083)
Tax effect	592	774	94	2,717

Total other comprehensive income (loss)	(1,482)	(2,844)	(241)	(7,366)

COMPREHENSIVE INCOME	$5,306	$3,483	$12,644	$4,982

1
Amounts are included in gain on call/sale of securities
available-for-sale
on the Consolidated Statements of Income as a separate element within total non-interest
income. There was no income tax benefit for the three months and six months ended June 30, 2022.

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
Three Months Ended June 30, 2023 and 2022	Stock	Capital	Stock	Earnings	(Loss) Income	Total
Balance, April 1, 2022	$34,181	$80,576	$(13,647)	$115,813	$(3,683)	$213,240
Net income	—	—	—	6,327	—	6,327
Other comprehensive loss	—	—	—	—	(2,844)	(2,844)
Stock options exercised (29,951 shares)	153	266	—	—	—	419
Dividends declared $0.25 per share	—	—	—	(1,599)	—	(1,599)
Purchase of treasury stock (140,901 shares)	—	—	(4,185)	—	—	(4,185)
Dividend reinvestment plan (931 shares)	4	26	—	(54)	—	(24)
Stock-based compensation expense	—	15	—	—	—	15

Balance, June 30, 2022	$34,338	$80,883	$(17,832)	$120,487	$(6,527)	$211,349

Balance, April 1, 2023	$—	$96,880	$—	$135,425	$(7,032)	$225,273
Net income	—	—	—	6,788	—	6,788
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Dividends declared $0.30 per share	—	—	—	(1,876)	—	(1,876)
Dividend reinvestment plan (1,083 shares)	—	27	—	(27)	—	—
Stock-based compensation expense	—	196	—	—	—	196

Balance, June 30, 2023	$—	$97,103	$—	$140,310	$(8,514)	$228,899

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
Six Months Ended June 30, 2023 and 2022	stock	Capital	Stock	Earnings	(Loss) Income	Total
Balance, January 1, 2022	$34,100	$80,220	$(10,032)	$111,451	$839	$216,578
Net income	—	—	—	12,348	—	12,348
Other comprehensive loss	—	—	—	—	(7,366)	(7,366)
Stock options exercised (36,401 shares)	185	339	—	—	—	524
Restricted stock (8,741 shares)	44	165	—	—	—	209
Dividends declared $0.50 per share	—	—	—	(3,267)	—	(3,267)
Purchase of treasury stock (265,341 shares)	—	—	(7,800)	—	—	(7,800)
Dividend reinvestment plan (1,733 shares)	9	36	—	(45)	—	—
Stock-based compensation expense	—	123	—	—	—	123

Balance, June 30, 2022	$34,338	$80,883	$(17,832)	$120,487	$(6,527)	$211,349

Balance, January 1, 2023	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	12,885	—	12,885
Other comprehensive loss	—	—	—	—	(241)	(241)
Adoption of CECL	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised (16,307 shares)	—	272	—	—	—	272
Dividends declared $0.60 per share	—	—	—	(3,719)	—	(3,719)
Dividend reinvestment plan (2,041 shares)	—	60	—	(60)	—	—
Stock-based compensation expense	—	385	—	—	—	385

Balance, June 30, 2023	$—	$97,103	$—	$140,310	$(8,514)	$228,899

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,885	$12,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,728	—
Depreciation and amortization	670	648
Stock-based compensation expense	385	123
Amortization of premiums and accretion of discount on securities	19	24
Accretion of net deferred loan fees and costs	(1,005)	(3,139)
Gain on call/sale of securities available-for-sale	—	(2)
Income earned from small business investment company (“SBIC”) Investment	(191)	(87)
Increase in cash surrender value of bank-owned life insurance	(585)	(564)
Deferred income tax (benefit)	(752)	3
Amortization of core deposit intangible	262	300
Bargain purchase gain	(9,696)	—
Proceeds from other real estate owned	—	125
Write down on other real estate owned	—	101
Decrease in accrued interest receivable and other assets	10,501	1,002
Decrease in accrued interest payable and other liabilities	(2,416)	(2,220)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,805	8,662

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(345)	(4,306)
Principal repayments of securities available-for-sale	3,198	4,208
Maturities and calls of securities available-for-sale	830	3,002
Maturities, calls and principal repayments of securities held-to-maturity	4	4
Net decrease (increase) in loans	56,082	(57,649)
Cash paid for acquisition	(25,414)	—
Cash received from acquisition	23,181	—
Purchases of premises and equipment	(1,069)	(477)
Purchases of restricted bank stock	357	40

NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	56,824	(55,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	33,468	(55,095)
Repayment of overnight borrowings	(10,000)	—
Cash dividends	(3,779)	(3,312)
Dividend reinvestment program	60	45
Purchase of treasury stock	—	(7,800)
Proceeds from exercise of stock options	272	524
Release of restricted stock units	—	209

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,021	(65,429)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,650	(111,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,351	158,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,001	$46,771

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$6,157	$2,868
Income taxes paid	$3,455	$1,245
Reclass of paid-in capital related to holding company formation	$15,095	$—
Reclass of treasury stock related to holding company formation	$19,452	$—
Reclass of common stock related to holding company formation	$(34,547)	$—
Net assets acquired from Noah Bank 1	$239,451	$—
Net liabilities assumed from Noah Bank 1	$204,341	$—
1 For details of assets acquired and liabilities assumed - See Note 2.

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 30 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also has three retail branches and conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
As of June 30, 2023, the Company had

212
total employees and
209
full-time equivalent employees.
On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock, for cash, of Noah Bank and Noah Bank was merged with and into the Bank.
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
for the year ended December 31, 2022.
Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of acquired assets and liabilities, and evaluation of the potential impairment of goodwill.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)
Management believes that the allowance for credit losses is adequate as of June 30, 2023 and December 31, 2022. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
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
“Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements
of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU
2020-04
also provides numerous optional expedients for derivative accounting. ASU
2020-04
is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU
2020-04
for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and June 30, 2023 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and we do not anticipate any material impacts to the financial statements.
Recently adopted accounting standards
Effective January 1, 2023 the Company adopted the FASB issued ASU
2016-13,
“
Financial Instruments—Credit Losses,
” (CECL) which amends the Board’s guidance on the impairment of financial instruments, using the modified retrospective method. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon adoption of the new CECL standard, effective January 1, 2023, the Company recorded a one-time
decrease, net of tax, in retained earnings of $284 thousand, a reduction to the allowance for credit losses of $301 thousand and an increase in the reserve for unfunded liabilities of $695 thousand.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Business Combinations
On May 19, 2023, the Company completed its acquisition of Noan Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock of Noah Bank and Noah Bank was merged with and into the Bank.
In accordance with the terms of the acquisition agreement, the Company paid $6.00 per share of Noah’s common stock outstanding on the closing date.
The acquisition of Noah Bank was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair value as of the acquisition. The $9.7 million below was recorded as a “Bargain Purchase” in non-interest
income on the Consolidated Statement of Income. This item was not taxable for the recording of income taxes on the Consolidated Statement of Income.
The following table summarizes the purchase price calculation and bargain purchase gain resulting from acquisition:

Fair Value
(Dollars in thousands except per share data)
Purchase Price Consideration in Cash for Noah Bank’s Outstanding Shares
Noah Bank number of common shares outstanding	4,235,666
Purchase price per share assigned to cash consideration	$6.00

Cash consideration	$25,414

Assets Acquired:
Cash and cash equivalents	$23,181
Securities available-for-sale	6,454
Loans receivable, net of allowance	185,891
Core deposit intangible	99
Premises and equipment	2,495
Operating leases right-of-use	10,523
Deferred tax assets	4,308
Other assets	6,500

Fair value of assets acquired	239,451

Liabilities Assumed:
Deposits	191,700
Operating lease liability	10,523
Other liabilities assumed	2,118

Fair value of liabilities assumed	204,341

Total identifiable net assets	35,110

Bargain purchase gain	$(9,696)

The Company recorded merger-related expenses of $7.0 million, consisting of $3.7 million for termination of a branch lease, $1.7 million related to termination of data processing contract, $437 thousand for legal related expenses, $243 thousand for investment banker services, $184 thousand in severance payments, $115 thousand in professional services provided and $621 thousand in other miscellaneous related expenses. In addition, the Company recorded a $1.7 million provision for the non-purchase
credit deteriorated loans in connection with the acquisition.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Business Combinations (continued)

While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates related to the assets and liabilities from Noah Bank are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, investments, loans and deposits as management continues to review the estimated fair value and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation could result in adjustments of bargain purchase recorded. The following is a description of the fair value methodologies used to estimate the fair values of major categories of assets acquired.
Cash and due from banks:
The estimated fair values of cash and due from banks approximated their state value.
Investment securities:
The acquired portfolio had a fair value of $6.5 million, primarily consisting of mortgage-backed securities and small business administration securities.
Loans:
The Company recorded $185.9 million of acquired loans that were initially at their fair values as of the date of the acquisition. Fair values for loans were based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default (“PD”), loss given default (“LGD”), exposure of default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows. The Company determined that $37.3 million of the acquired loans were purchased credit deteriorated (“PCD”) of which $34.5 million were performing and $2.6 million were non-performing
at the time of the acquisition.
Allowance for credit losses
: The acquisition resulted in the addition of $2.3 million in the allowance for credit losses, including $537 thousand identified for purchase credit deteriorated loans.
Other assets
: The Company acquired $2.5 million of premises and equipment and $10.5 million of operating lease right-of-use
assets and recorded the assets at fair value.
Time deposits:
Time deposits were valued at the account level based on their remaining maturity dates and comparing the contractual cost of the portfolio to similar instruments. The valuation adjustment of $407 thousand will be accreted to expense over a five-year period.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 - Earnings Per Share
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
The following schedule presents earnings per share data for the three-month periods ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended June 30,
	2023	2022
Net income applicable to common stock	$6,788	$6,327
Weighted average number of common shares outstanding	6,270	6,305

Basic earnings per share	$1.08	$1.00

Net income applicable to common stock	$6,788	$6,327
Weighted average number of common shares outstanding	6,270	6,305
Dilutive effect on common shares outstanding	95	132

Weighted average number of diluted common shares outstanding	6,365	6,437

Diluted earnings per share	$1.07	$0.98

The following schedule presents earnings per share data for the six-month
periods ended June 30, 2023 and 2022 (in thousands, except per share data):

	Six months ended June 30,
	2023	2022
Net income applicable to common stock	$12,885	$12,348
Weighted average number of common shares outstanding	6,263	6,385

Basic earnings per share	$2.06	$1.93

Net income applicable to common stock	$12,885	$12,348
Weighted average number of common shares outstanding	6,263	6,385
Dilutive effect on common shares outstanding	112	141

Weighted average number of diluted common shares outstanding	6,375	6,526

Diluted earnings per share	$2.02	$1.89

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 - Earnings Per Share (continued)

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three- and six-month
periods ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	276,704	$19.56	328,021	$17.65
Anti-dilutive	95,750	$32.45	95,750	$32.45

	Six months ended June 30,
	2023		2022
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	280,732	$19.49	333,753	$16.31
Anti-dilutive	95,750	$32.45	95,750	$32.45

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities
The following summarizes the amortized cost and fair value of securities available-for-sale
at June 30, 2023 and December 31, 2022 with gross unrealized gains and losses therein:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available -for-sale	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$42,035	$6	$(6,502)	$35,539
U.S. government agency securities	6,260	—	(1,079)	5,181
Obligations of state and political subdivisions	44,311	6	(3,779)	40,538
Small Business Association (SBA) securities	3,362	1	—	3,363
Subordinated debentures	450	—	—	450
Small business investment company securities	2,684	—	(583)	2,101

Total	$99,102	$13	$(11,943)	$87,172

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available -for-sale	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$41,515	$2	$(6,602)	$34,915
U.S. government agency securities	6,260	—	(1,175)	5,085
Obligations of state and political subdivisions	45,161	8	(3,828)	41,341
Small business investment company securities	2,061	—	—	2,061

Total	$94,997	$10	$(11,605)	$83,402

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at June 30, 2023 and December 31, 2022 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2023	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$1,713	$(77)	$31,480	$(6,425)	$33,193	$(6,502)
U.S. government agency securities	—	$—	5,181	(1,079)	5,181	(1,079)
Obligations of state and political subdivisions	12,409	(367)	23,814	(3,412)	36,223	(3,779)
Small business investment company securities	2,101	(583)	—	—	2,101	(583)

Total	$16,223	$(1,027)	$60,475	$(10,916)	$76,698	$(11,943)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2022	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$15,605	$(1,778)	$19,137	$(4,824)	$34,742	$(6,602)
U.S. government agency securities	—	—	5,085	(1,175)	5,085	(1,175)
Obligations of state and political subdivisions	36,421	(3,457)	1,352	(371)	37,773	(3,828)

	$52,026	$(5,235)	$25,574	$(6,370)	$77,600	$(11,605)

The amortized cost and fair value of securities
available-for-sale
at June 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized
	Cost	Fair Value

	(In thousands)
Due in one year or less	$150	$150
Due after one year through five years	4,987	4,876
Due after five years through ten years	26,903	24,914
Due after ten years	18,531	15,779
Mortgage-backed securities (GSEs)	42,035	35,539
Small Business Association (SBA) securities	3,362	3,363
Subordinated debentures	450	450
SBIC securities	2,684	2,101

	$99,102	$87,172

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities (concluded)

Proceeds from calls and maturities of
available-for-sale
securities amounted to $525 thousand for the three-month period ended June 30, 2023, for which there was no gain recorded. Proceeds from calls and maturities of available-for-sale
securities amounted to $830 thousand for the
six-month
period ended June 30, 2023
for
which there was no gain recorded. There were no sales of securities available-for-sale
or proceeds from calls for the
six-month
period ended June 30, 2022.
On January 1, 2023, the Company adopted ASU
2016-13
and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale.
The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses on its investment securities available for sale as of June 30, 2023.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds, one small business investment company security guaranteed by the U.S. government and a subordinate debenture acquired from Noah Bank. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government, will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at June 30, 2023. The state and political subdivision securities carry a minimum investment rating of A. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company expects to have a zero-credit
loss and no reserve was recorded as of June 30, 2023.
At June 30, 2023, the Company’s
available-for-sale
securities portfolio consisted of approximately 219 securities, of which 129 available-for-sale
securities were in an unrealized loss position for more than twelve months and 65 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 81 municipal securities aggregating $23.8 million with a loss of $3.4 million, 44 mortgage-backed securities-GSE
aggregating $31.5 million with a loss of $6.4 million and four agency securities aggregating $5.2 million with a loss of $1.1 million. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns. No OTTI charges were recorded for the three and six months ended June 30, 2023 and 2022.
There are no securities pledged as of June 30, 2023 and December 31, 2022.
Note 5 – Loans Receivable
Loans receivable, net at June 30, 2022 and December 31, 2022 were comprised of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Commercial real estate	$1,022,954	$873,573
Commercial and industrial	46,022	28,859
Construction	383,615	417,538
Residential first-lien mortgage	40,244	43,125
Home equity/consumer	8,029	9,729

Total loans	1,500,864	1,372,824
Deferred fees and costs	(1,173)	(2,456)

Loans, net	$1,499,691	$1,370,368

Except as discussed in Note 2 regarding the Noah Bank acquisition, the Company did not purchase any loans during the three and six months ended June 30, 2023 and 2022, respectively.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

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
The following table presents the components of the allowance for credit losses:

	June 30,	December 31,
	2023	2022

	(In thousands)
Allowance for credit losses - loans	$(17,970)	$(16,461)
Allowance for credit losses - off balance sheet	(699)	(332)

	$(18,669)	$(16,793)

The following table presents nonaccrual loans by segment of the loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	With a	Without a	With a	Without a
	Related	Related	Related	Related
	Allowance	Allowance	Allowance	Allowance

	(In thousands)
Commercial real estate	$—	$4,485	$—	$—
Commercial and industrial	—	2,232	—	—
Construction	—	2,925	148	—
Residential first-lien mortgage	—	111	—	118

Total nonaccrual loans	$—	$9,753	$148	$118

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the six-month
period ending June 30, 2023, the Company wrote off
$228
thousand

in accrued interest receivable for loans.
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of June 30, 2023:

							Loans
	30-59	60-89	>90				Receivable
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing

	(In thousands)
Commercial real estate	$539	$—	$4,485	$5,024	$1,017,930	$1,022,954	$—
Commercial and industrial	45	—	2,232	2,277	43,745	46,022	—
Construction	—	—	2,925	2,925	380,690	383,615	—
Residential first-lien mortgage	495	—	111	606	39,638	40,244	—
Home equity/consumer	—	—	—	—	8,029	8,029	—

Total	$1,079	$—	$9,753	$10,832	$1,490,032	$1,500,864	$—

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2022:

							Loans
	30-59	60-89					Receivable
	Days	Days	Greater	Total		Total	>90 Days
	Past	Past	than	Past		Loans	and
	Due	Due	90 days	Due	Current	Receivable	Accruing

	(In thousands)
Commercial real estate	$—	$6,193	$—	$6,193	$867,380	$873,573	$—
Commercial and industrial	—	—	—	—	28,859	28,859	—
Construction	—	—	148	148	417,390	417,538	—
Residential first-lien mortgage	1,292	—	118	1,410	41,715	43,125	—
Home equity/Consumer	255	—	184	439	9,290	9,729	184

Total	$1,547	$6,193	$450	$8,190	$1,364,634	$1,372,824	$184

The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The Company evaluates risk ratings on an ongoing basis and assigns one of the following ratings: pass, special mention, substandard and doubtful. The Company engages a third party to review its assessment on a semiannual basis. The Company classifies residential and consumer loans as either performing or nonperforming based on payment status
.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of June 30, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$6,260	$235,799	$88,066	$54,349	$174,659	$450,916	$5,608	$1,015,657
Special mention	—	—	—	—	—	2,812	—	2,812
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	6,260	235,799	88,066	54,349	174,659	458,213	5,608	1,022,954
Commercial and industrial
Pass	1,771	4,054	2,466	2,298	16,367	2,674	13,139	42,769
Special mention	—	—	—	—	—	697	—	697
Substandard	—	—	—	—	—	2,556	—	2,556

Total commercial and industrial	1,771	4,054	2,466	2,298	16,367	5,927	13,139	46,022
Construction
Pass	—	6,904	141,342	38,117	48	10,837	183,442	380,690
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,925	—	—	—	2,925

Total construction	—	6,904	141,342	41,042	48	10,837	183,442	383,615
Residential first-lien mortgage
Performing	—	1,006	5,707	2,886	1,578	28,956	—	40,133
Nonperforming	—	—	—	—	—	111	—	111

Total residential first-lien mortgage	—	1,006	5,707	2,886	1,578	29,067	—	40,244
Home equity/consumer
Performing	—	948	415	67	—	2,980	3,619	8,029
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	—	948	415	67	—	2,980	3,619	8,029

Current period gross charge-offs	—	—	—	—	—	(1,868)	—	(1,868)
Current period recoveries	—	—	—	—	—	30	—	30

Total net-charge-off	—	—	—	—	—	(1,838)	—	(1,838)
Total
Pass	8,031	248,711	237,996	97,717	192,652	496,363	205,808	1,487,278
Special mention	—	—	—	—	—	3,509	—	3,509
Substandard	—	—	—	2,925	—	7,152	—	10,077

Total loans	$8,031	$248,711	$237,996	$100,642	$192,652	$507,024	$205,808	$1,500,864

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2022:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
Commercial real estate	$864,497	$2,883	$6,193	$—	$873,573
Commercial and industrial	28,350	509	—	—	28,859
Construction	417,390	—	148	—	417,538
Residential first-lien mortgage	43,007	—	118	—	43,125
Home equity/consumer	9,729	—	—	—	9,729

Total with no related allowance	$1,362,973	$3,392	$6,459	$—	$1,372,824

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended June 30, 2023:

	Commercial	Commercial and		Residential first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$10,037	$214	$5,349	$654	$253	$—	$16,507
Non-purchased credit deteriorated loans	1,586	105	—	16	—	—	1,707
Purchased credit deteriorated loans	498	103	—	—	—	—	601
Provision 1	1,697	(19)	(672)	(7)	(3)	—	996
Charge-offs	(1,718)	—	(148)	(2)	—	—	(1,868)
Recoveries	23	4	—	—	—	—	27

Total	$12,123	$407	$4,529	$661	$250	$—	$17,970

Ending Balance:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	12,123	407	4,529	661	250	—	17,970

	$12,123	$407	$4,529	$661	$250	$—	$17,970

1
The provision for credit losses on the Consolidated Statement of Income is $2.5 million comprising $1.7 million related to non-PCD
loans acquired, a $996 thousand increase to the allowance for credit losses on loans and a $240 thousand reduction to the reserve for unfunded liabilities.
The

following table presents the recorded investment in loans receivable at June 30, 2023:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Unallocated	Total
				(In thousands)
Loans:
Ending balance:
Individually evaluated	$4,485	$2,232	$2,925	$111	$—	$—	$9,753
Collectively evaluated	1,018,469	43,790	380,690	40,133	8,029	—	1,491,111

Ending balance	$1,022,954	$46,022	$383,615	$40,244	$8,029	$—	$1,500,864

The following table presents the allowance for loan losses on loans receivables at and for the three months ended June 30, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Beginning balance	$7,088	$266	$8,034	$262	$46	$958	$16,654
Provision	1,583	13	(1,604)	(3)	4	7	—
Charge-offs	(200)	—	—	—	—	—	(200)
Recoveries	212	—	—	—	—	—	212

Total	$8,683	$279	$6,430	$259	$50	$965	$16,666

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the six months ended June 30, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total

	(In thousands)
Allowance for credit losses:
Beginning balance	$8,654	$271	$6,289	$236	$45	$966	$16,461
CECL adoption	1,384	(73)	(1,269)	428	195	(966)	(301)
CECL day 1 provision	1,586	105	—	16	—	—	1,707
Purchased credit deteriorated loans	498	103	—	—	—	—	601
Provision 1	1,693	(3)	(343)	(17)	10	—	1,340
Charge-offs	(1,718)	—	(148)	(2)	—	—	(1,868)
Recoveries	26	4	—	—	—	—	30

Total	$12,123	$407	$4,529	$661	$250	$—	$17,970

1
The provision for credit losses on the Consolidated Statement of Income is $2.7 million comprising $1.7 million related to non-PCD
loans acquired, a $1.3 million increase to the allowance for credit losses on loans and a $319 thousand reduction to the reserve for unfunded liabilities.
The
following table presents the allowance for credit losses on loans receivable at and for the six months ended June 30, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	PPP	Unallocated	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$7,458	$713	$7,228	$267	$48	$—	$906	$16,620
Provision	1,179	(434)	(798)	(8)	2	—	59	—
Charge-offs	(200)	—	—	—	—	—	—	(200)
Recoveries	246	—	—	—	—	—	—	246

Total	$8,683	$279	$6,430	$259	$50	$—	$965	$16,666

The following table presents the recorded investment of loans receivables and allowance for loan losses at December 31, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total

	(In thousands)
Loans:
Ending Balance:
Individually evaluated for impairment	$12,030	$10	$148	$118	$71	$—	$12,377
Collectively evaluated for impairment	861,543	28,849	417,390	43,007	9,658	—	1,360,447

Ending balance	$873,573	$28,859	$417,538	$43,125	$9,729	$—	$1,372,824

Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$118	$—	$—	$—	$118
Collectively evaluated for impairment	8,654	271	6,171	236	45	966	16,343

	$8,654	$271	$6,289	$236	$45	$966	$16,461

At June 30, 2023,
non-performing
assets totaled $9.8 million, an increase of $9.5 million, when compared to the amount at December 31, 2022. This increase was due to the delinquency of a $4.5 million commercial real estate loan after recording a $1.7 million charge-off,
as well as $2.9 million of construction loans and $2.5 million of non-performing
loans acquired from Noah Bank. The $1.7 million
charge-off
of the $4.5 million commercial real estate loan’s balance was based on recent third party offers to purchase the note received by the Bank. The property securing this loan is located in New York City.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (concluded)

Management took a conservative approach and reduced the loan balance although no formal commitment had been executed as of this date.
With the adoption of CECL, performing troubled debt restructurings (“TDRs”) are no longer reported for the current period. At December 31, 2022 there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms.
Note 6 – Deposits
The components of deposits were as follows:

	June 30,		December 31,
	2023		2022

		(Dollars in thousands)
Demand, non-interest-bearing checking	$258,014	16.40%	$265,078	19.67%
Demand, interest-bearing checking	224,328	14.26%	269,737	20.01%
Savings	152,695	9.71%	190,686	14.15%
Money market	321,840	20.46%	283,652	21.05%
Time deposits, $250,000 and over	142,674	9.07%	83,410	6.19%
Time deposits, other	473,347	30.10%	255,167	18.93%

	$1,572,898	100.00%	$1,347,730	100.00%

Note 7 – Borrowings
At June 30, 2023, the Company had no overnight borrowings outstanding. At December 31, 2022, the Company had $10.0 million of overnight borrowings outstanding at a rate of 4.61%.
Note 8 – Fair Value Measurements and Disclosures
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

Level
 3
: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 were as follows:

	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2023

Description		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$35,539	$—	$35,539
U.S. government agency securities	—	5,181	—	5,181
Obligations of state and political subdivisions	—	40,538	—	40,538
Small Business Association (SBA) securities	—	3,363	—	3,363
Subordinated debentures	—	450	—	450
SBIC securities	—	—	2,101	2,101

Securities available-for-sale at fair value	$—	$85,071	$2,101	$87,172

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2022 were as follows:

	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2022

Description		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$34,915	$—	$34,915
U.S. government agency securities		5,085	—	5,085
Obligations of state and political subdivisions	—	41,341	—	41,341
SBIC securities	—	—	2,061	2,061

Securities available-for-sale at fair value	$—	$81,341	$2,061	$83,402

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023, were as follows.

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2023

		(In thousands)
Other real estate owned	$—	$—	$33	$33
Collateral dependent loan	—	—	4,485	4,485

	$—	$—	$4,518	$4,518

The following table presents quantitative information using Level 3 fair value measurements at June 30, 2023.

Description	June 30, 2023	Valuation Technique		Unobservable Input	Range (Weighted Average)

		(Dollars in thousands)
				Discount	0.0%
Other real estate owned 1	$33	Collateral	2	adjustment	(0.0%)
				Discount	0.0%
Collateral dependent loan	$4,485	Collateral	3	adjustment	(0.0%)
1
Other real estate owned was written down to the estimated net realizable value.
2
Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
3
Value based on third party offer to purchase note from the Bank.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

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
There
were no transfers between fair value hierarchy levels during the six months ended June 30, 2023 and 2022. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
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
Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry and not adjusted by management. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
Level 3 securities are securities with no observable market prices. The SBIC fund’s underlying collateral is valued using prices obtained from pricing vendors or brokers, typically using at least two pricing vendors for the subject or similar securities. When vendor pricing is not available, a fair value is composed of quotes for the subject or quotes for similar securities from broker dealers.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at June 30, 2023 are as follows.

	June 30, 2023
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
			(In thousands)
Financial Assets:
Cash and cash equivalents	$143,001	$143,001	$143,001	$—	$—
Securities available-for-sale at fair value	87,172	87,172	—	85,071	2,101
Securities held-to-maturity	197	196	—	196	—
Loans receivable, net	1,481,721	1,483,203	—	—	1,483,203
Restricted investments in bank stock	1,385	1,385	—	1,385	—
Accrued interest receivable	5,575	5,575	—	5,575	—
Financial Liabilities:
Deposits	$1,572,898	$1,469,087	$—	$1,469,087	$—
Accrued interest payable	6,174	6,174	—	6,174	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2022 are as follows:

	December 31, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
			(In thousands)
Financial assets:
Cash and cash equivalents	$53,351	$53,351	$53,351	$—	$—
Securities AFS	83,402	83,402	—	81,341	2,061
Securities HTM	201	200	—	200	—
Loans receivable, net	1,353,907	1,347,137	—	—	1,347,137
Restricted bank stock	1,742	1,742	—	1,742	—
Accrued interest receivable	4,756	4,756	—	4,756	—
Financial Liabilities
Deposits	1,347,730	1,225,087		1,225,087	—
Borrowings	10,000	10,000		10,000
Accrued interest payable	1,027	1,027	—	1,027	—
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

Note 8 – Fair Value Measurements
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
Note 9 – Leases
Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company is obligated under 26 operating lease agreements for 25 branches and its corporate offices with terms extending through 2039. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial Condition Location	June 30, 2023	December 31, 2022

		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$16,026	$17,919
Increased asset from new leases		8,067	—
Accumulated amortization		(1,043)	(1,893)

Net book value	Operating lease right-of-use asset	$23,050	$16,026

Operating Lease Liability:

Lease liability	Operating lease liability	$23,805	$16,772

As of June 30, 2023, the weighted-average remaining lease
terms
for operating leases was 12.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.35%. The Company used FHLB fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Leases (continued)

Future minimum payments under operating leases with terms longer than 12 months are as follows at June 30, 2023 (in thousands):

Twelve months ended June 30,
2024	$3,401
2025	3,115
2026	3,009
2027	2,794
2028	2,531
Thereafter	17,546

Total future operating lease payment	32,396
Amounts representing interest	(8,591)

Present value of net future lease payments	$23,805

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Lease cost:
Operating lease	$930	$705	$1,595	$1,405
Short-term lease cost	63	10	65	34

Total lease cost	$993	$715	$1,660	$1,439

Other information:

Cash paid for amounts included in the measurement of lease liabilities	$696	$577	$1,281	$1,244

Note 10 – Goodwill and Core Deposit Intangible
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
ASC Topic
350-20
requires an at least annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not likely that (less than 50% probability) the fair value of the Reporting Unit is less than Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company determined that a quantitative test would be performed at May 31, 2023, primarily due to the Company’s common stock trading at 68.0% of book value and a reduction in return on assets for the first five months of 2023 compared to the same period of 2022. Based on the results of the quantitative impairment test the Company’s goodwill was not impaired as of May 31, 2023.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Goodwill and Core Deposit Intangible (continued)

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible

	(In thousands)
Balance at December 31, 2022	$8,853	$1,825
Acquisition of Noah Bank	—	99
Amortization expense	—	(262)

Balance at March 31, 2023	$8,853	$1,662

As of June 30, 2023, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

2023	$243
2024	432
2025	353
2026	274
2027	195
Thereafter	165

Total	$1,662

Note 11 – Subsequent Event
On July 20, 2023, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on August 9, 2023, payable on August 31, 2023.
Note 12 – Risk and Uncertainties
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K as of and for the year ended December 31, 2022.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area, the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; acquisitions including the Company’s acquisition of Noah; difficulties and delays in integrating the businesses of Noah and the Bank or fully realizing cost savings and other benefits; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter-ended March 31, 2023, and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

Princeton Bancorp, Inc. is the holding company for The Bank of Princeton, a community bank founded in 2007. The Bank is a New Jersey state-chartered commercial bank with 22 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Chesterfield, Cream Ridge, Deptford, Fort Lee, Hamilton, Kingston, Lakewood, Lambertville, Lawrenceville, Monroe, New Brunswick, Palisades Park, Pennington, Piscataway, Princeton Junction, Quakerbridge and Sicklerville. There are also five branches in the Philadelphia, Pennsylvania area and three in the New York City metropolitan area. The Bank of Princeton is a member of the Federal Deposit Insurance Corporation (“FDIC”).

The Company’s common stock trades on the “Nasdaq Global Select Market” under ticker symbol, “BPRN.”

Critical Accounting Policies and Estimates

Princeton Bancorp has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K. Except the changes related to the Company’s adoption of CECL as noted in Note 1 and the changes related to the acquisition of Noah Bank as noted in Note 2 to the unaudited notes to the consolidated interim financial statements, there have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K and Note 1- Summary of Significant Accounting Policies in this document.

Economy

The US economy is showing signs of stress with inflation hitting a 40-year high, an increase in energy prices, specifically home-heating costs, higher interest rates set by the Federal Open Market Committee (impacting the real estate market) and uncertainties resulting from Russia’s war with Ukraine. However, the unemployment rate in New Jersey is below the national average.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

General

Total assets were $1.84 billion at June 30, 2023, an increase of $241.2 million, or 15.1% when compared to $1.60 billion at the end of 2022. The primary reason for the increase in total assets was the acquisition of Noah Bank on May 19, 2023, which had approximately $239.4 million in assets at closing. When looking at specific components of the balance sheet, including acquired assets, the Company recorded an increase in net loans of $129.3 million, an increase in cash and cash equivalents of approximately $89.7 million, an increase in its right of use asset of $7.3 million, an increase of $4.9 million due to Noah Bank’s deferred tax assets and an increase in other assets of $2.5 million. The increase in the Company’s net loans consisted of a $149.4 million increase in commercial real estate loans and a $17.2 million increase in commercial and industrial loans, partially offset by a decrease of $33.9 million in construction loans.

Cash and cash equivalents

Cash and cash equivalents increased $89.7 million, or 168.0%, to $143.0 million at June 30, 2023 compared to December 31, 2022. This increase was primarily due to a reduction in total loans of $58.5 million, not including the loans acquired in connection with the Noah transaction, and an increase in outstanding deposits of approximately $33.5, not including the deposits assumed from the Noah acquisition. The reduction in loans was related to loan payoffs during the period.

Investment securities

Total available-for-sale investment securities increased slightly to $87.2 million at June 30, 2023 compared to $83.4 million at December 31, 2022. This increase was primarily the result of approximately $6.5 million added to the available-for-sale securities portfolio due to the Noah acquisition.

Loans

Loans, net of deferred loan fees, increased $129.3 million to $1.50 billion at June 30, 2023 compared to $1.37 billion at December 31, 2022, or 9.4%. This increase was primarily due to the $186.0 million of loans acquired from Noah Bank, partially offset by payoffs and principal repayments. Including the loans acquired, the following changes occurred within individual loan segments: increases in commercial real estate loans of $149.4 million and commercial and industrial loans of $17.2 million, partially offset by a $33.9 million decrease in construction loans.

Net charge-offs for the three-month and six-month periods ended June 30, 2023 were $1.8 million for both periods. For the three-month and six-month periods ended June 30, 2022, the Bank recorded net recoveries of $12 thousand and $46 thousand, respectively. With the adoption of CECL, the Bank recorded a one-time decrease, net of tax, in retained earnings of $284 thousand, a reduction to the allowance for credit losses of $301 thousand and an increase in the reserve for unfunded liabilities of $695 thousand. During the second quarter of 2023, the Bank reduced the reserve for unfunded liabilities by $240 thousand. The coverage ratio of the allowance for credit losses to period end loans was 1.20% at both June 30, 2023 and at December 31, 2022.

At June 30, 2023, non-performing assets totaled $9.8 million, an increase of $9.5 million, when compared to the amount at December 31, 2022. This increase was due to the delinquency of a $4.5 million commercial real estate loan after recording a $1.7 million charge-off, as well as $2.9 million of construction loans and $2.5 million of other non-performing loans acquired from Noah Bank. The $1.7 million charge-off of the $4.5 million commercial real estate loan’s balance was based on recent third party offers to purchase the note received by the Bank. The property securing this loan is located in New York City. Management took a conservative approach and reduced the loan balance although no formal commitment had been executed as of this date.

With the adoption of CECL, performing troubled debt restructurings (“TDRs”) are no longer reported for the current period. At December 31, 2022 there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms.

Deferred Taxes

Deferred taxes increased $5.1 million at June 30, 2023 compared to December 31, 2022. The increase was primarily due to purchase accounting entries and net operating loss carryforwards related to the Noah acquisition.

Deposits

Total deposits at June 30, 2023 increased $225.2 million, or 16.7%, when compared to December 31, 2022. The increase was primarily due to $191.7 million of deposits assumed from Noah Bank. When comparing deposit products, including deposits assumed, between the two periods, certificates of deposit increased $277.4 million and money market deposits increased $38.2 million. Partially offsetting these increases were decreases in interest-bearing demand deposits of $45.4 million and savings deposits of $38.0 million.

At June 30, 2023, the Company had approximately $393.9 million in uninsured deposits, consisting of $59.0 million in non-interest-bearing demand deposits, $3.7 million in interest-bearing demand deposits, $244.2 million in money market accounts, $19.5 million in savings deposits and $67.5 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at June 30, 2023 compared to $10.0 million at December 31, 2022.

Stockholders’ equity

Total stockholders’ equity at June 30, 2023 increased $9.3 million or 4.2% when compared to the end of 2022. The increase was primarily due to the $8.8 million increase in retained earnings, consisting of $12.9 million in net income partially offset by $3.8 million of cash dividends recorded during the period. The ratio of equity to total assets at June 30, 2023 and at December 31, 2022, was 12.4% and 13.7%, respectively. The current period ratio decrease was primarily due to the Noah Bank acquisition.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. Based on available eligible securities and qualified real estate loan collateral, and a $60.0 million line of credit with the FHLB supporting municipal deposits, the Company had the ability to borrow $181.4 million as of June 30, 2023.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of June 30, 2023, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at June 30, 2023.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At June 30, 2023, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of June 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at June 30, 2023 and December 31, 2022 are presented below:

					To be well capitalized
			For capital conservation		under prompt corrective
	Actual		buffer requirement		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
June 30, 2023:
Total capital (to risk-weighted assets)	$244,868	14.604%	$176,060	10.500%	$167,676	10.000%
Tier 1 capital (to risk-weighted assets)	$226,898	13.532%	$142,524	8.500%	$134,141	8.000%
Common equity tier 1 capital (to-risk weighted assets	$226,898	13.532%	$117,373	7.000%	$108,989	6.500%
Tier 1 leverage capital (to average assets)	$226,898	13.426%	$109,848	6.500%	$84,499	5.000%
December 31, 2022:
Total capital (to risk-weighted assets)	$233,657	15.309%	$160,256	10.500%	$152,625	10.000%
Tier 1 capital (to risk-weighted assets)	$217,196	14.231%	$129,731	8.500%	$122,100	8.000%
Common equity tier 1 capital (to-risk weighted assets	$217,196	14.231%	$106,838	7.000%	$99,206	6.500%
Tier 1 leverage capital (to average assets)	$217,196	13.474%	$104,775	6.500%	$80,596	5.000%

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General

The Company reported net income of $6.8 million, or $1.07 per diluted common share, for the second quarter of 2023, compared to net income of $6.3 million, or $0.98 per diluted common share, for the second quarter of 2022. The increase in net income for the second quarter of 2023 compared to the same period in 2022 was primarily due to an increase of $10.5 million in non-interest income and a $1.5 million decrease in income tax expense, partially offset by an $8.4 million increase in non-interest expense, a $2.5 million increase in the provision for credit losses and a $626 thousand decrease in net interest income.

Interest income

Interest income increased $5.6 million for the three months ended June 30, 2023 compared to the same period in 2022. Interest income on loans increased $4.7 million due to increases in both the average balance of loans of $40.7 million and the yield of 118 basis points. Other interest and dividend income increased $761 thousand due to an increase in the yield of 432 basis points, partially offset by a decrease in the average balance of $3.0 million, and interest on taxable available-for-sale securities increased $58 thousand due to an increase in yield of 70 basis points, partially offset by a decrease in the average balance of $3.9 million.

Interest expense

Interest expense on deposits increased $6.2 million to $7.3 million for the three-month period ended June 30, 2023, due to increases in both the rate paid on interest-bearing deposits of 203 basis points and in the average balance of interest-bearing deposits of $52.9 million over the same prior year period.

Interest expense on borrowings was $32 thousand during the three-month period ended June 30, 2023 and there was no interest expense on borrowings during the same period in 2022.

Provision for credit losses

The Company recorded a provision for credit losses of $2.5 million during the three months ended June 30, 2023 and no provision for the three months ended June 30, 2022. The provision of $2.5 million recorded in the current quarter consisted of $2.7 million associated with the Company’s loan portfolio offset by a credit to the provision of $240 thousand associated with unfunded commitments. Included in the Company’s provision was $1.7 million related to non-purchased credit deteriorated loans resulting from the Noah Bank acquisition. Net charge-offs during the three-month period ended June 30, 2023 were $1.8 million.

Non-interest income

Total non-interest income of $11.6 million for the second quarter of 2023 increased $10.5 million, or by 940.0%, when compared to the quarter ended June 30, 2022. The increase over the second quarter of 2022 was primarily due to the $9.7 million gain on bargain purchase from the Noah Bank acquisition.

Non-interest expense

Total non-interest expense for the second quarter of 2023 increased $8.4 million, or 88.9%, when compared to the same period in 2022. This increase was primarily due to $7.0 million of acquisition-related expenses associated with the Noah transaction as well as increases in salaries and employee benefits of $868 thousand, occupancy and equipment expenses of $276 thousand and data processing and communications of $262 thousand.

Provision for income taxes

For the three-month period ended June 30, 2023, the Company recorded an income tax expense of $161 thousand, resulting in an effective tax rate of 2.3%, compared to an income tax expense of $1.6 million resulting in an effective tax rate of 20.6% for the three-month period ended June 30, 2022. The effective tax rate for the current period was substantially reduced as a result of the non-taxable bargain purchase gain related to the Noah acquisition.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the three-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Three Months Ended June 30,
		2023			2022
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,432,680	$21,517	6.02%	$1,391,937	$16,768	4.85%
Securities
Taxable available-for-sale	44,669	292	2.63%	48,590	234	1.93%
Tax-exempt available-for-sale	41,187	284	2.76%	43,742	293	2.68%
Held-to-maturity	198	2	5.28%	205	3	5.29%
Federal funds sold	65,383	842	5.16%	72,786	135	0.74%
Other interest-earning assets	5,691	77	5.31%	1,307	23	7.06%

Total interest-earning assets	1,589,808	$23,014	5.81%	1,558,567	$17,456	4.49%
Other non-earnings assets	110,384			107,194

Total assets	$1,700,192			$1,665,761

Interest-bearing liabilities
Demand	$242,667	$835	1.38%	$273,114	$174	0.26%
Savings	158,937	683	1.73%	230,493	138	0.24%
Money market	285,021	2,113	2.97%	368,704	264	0.29%
Certificates of deposit	516,252	3,690	2.87%	277,621	593	0.86%

Total deposits	1,202,877	7,321	2.44%	1,149,932	1,169	0.41%
Borrowings	2,482	32	5.08%	—	—	0.00%

Total interest-bearing liabilities	1,205,359	$7,353	2.45%	1,149,932	$1,169	0.41%
Non-interest-bearing deposits	235,423			278,963

Total cost of funds	1,440,782		2.04%	1,428,895		0.33%
Other liabilities	32,232			23,534

Total liabilities	1,473,014			1,452,429
Stockholders’ equity	227,178			213,332

Total liabilities and stockholder’s equity	$1,700,192			$1,665,761

Net interest-earnings assets	$384,449			$408,635
Net interest income; interest rate spread	$15,661		3.36%		$16,287	4.08%
Net interest margin			3.95%			4.19%
Net interest margin FTE [1]			3.99%			4.24%

1 Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
		2023 vs. 2022
	Increase (Decrease) Due to
	Rate	Volume	Net

		(In thousands)
Interest and dividend income:
Loans receivable, including fees	$1,610	$3,139	$4,749
Securities available-for-sale
Taxable	147	(89)	58
Tax-exempt	17	(26)	(9)
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	900	(193)	707
Other interest and dividend income	(12)	66	54

Total interest and dividend income	$2,662	$2,896	$5,558

Interest expense
Demand	$915	$(254)	$661
Savings	1,227	(682)	545
Money markets	2,822	(973)	1,849
Certificates of deposit	(5,134)	8,231	3,097
Borrowings	—	32	32

Total interest expense	$(170)	$6,354	$6,184

Change in net interest income	$2,832	$(3,458)	$(626)

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General

For the six-month period ended June 30, 2023, the Company recorded net income of $12.9 million, or $2.02 per diluted common share, compared to $12.3 million, or $1.89 per diluted common share for the same period in 2022. Net income increased $537 thousand due to an increase in non-interest income of $10.8 million, a reduction in income tax expense of $1.2 million and an increase in net interest income of $181 thousand, partially offset by increases in non-interest expense of $8.9 million and provision for credit losses of $2.7 million.

Interest income

Interest income increased $9.1 million for the six months ended June 30, 2023 compared to the same period in 2022. Interest income on loans increased $8.2 million due to increases in both the average balance and yield earned on loans of $35.0 and 105 basis points, respectively. Interest on other interest and dividend income increased $857 thousand due to an increase in yield of 465 basis points, partially offset by a reduction in the average balance of $56.5 million. Interest on taxable available-for-sale securities increased $113 thousand due to an 80 basis point increase in yield and partially offset by a $6.9 million decrease in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $8.8 million to $11.2 million for the six-month period ended June 30, 2023, due primarily to a 156 basis point increase in the rate on interest-bearing deposits, partially offset by a decrease in the average balance of interest-bearing deposits of $11.5 million over the same prior-year period.

Interest expense on borrowings was not significant during the six-month periods ended June 30, 2023 and 2022.

Provision for credit losses

The Company recorded a $2.7 million provision for credit losses for the six-month period ended June 30, 2023 and recorded no provision for credit losses for the six-month period ended June 30, 2022. The $2.7 million provision for the six months ended June 30, 2023 includes $1.7 million related to non-purchased credit deteriorated loans acquired in the Noah Bank acquisition and was also a result of loan charge-offs of $1.8 million recorded during the period. See the section titled “Financial Condition —Allowance for Loan Losses” in our Form 10-K for the year ended December 31, 2022 for a discussion of our allowance for credit losses methodology, including additional information regarding the determination of the provision for credit losses.

Non-interest income

For the six-month period ended June 30, 2023, non-interest income increased $10.8 million or 499.6%, from the same six-month period in 2022, primarily due to the $9.7 million bargain purchase gain from the Noah acquisition and an increase of $983 thousand in loan fees.

Non-interest expense

For the six-month period ended June 30, 2023, non-interest expense was $27.6 million, compared to $18.7 million for the same period in 2022. This increase was primarily due to acquisition-related expenses of $7.0 million and increases in salaries and employee benefits of $1.4 million and data processing and communications of $527 thousand associated with the Bank’s expansion strategy.

Provision for income taxes

For the six-month period ended June 30, 2023, the Bank recorded an income tax expense of $2.1 million, resulting in an effective tax rate of 13.8%, compared to an income tax expense of $3.3 million resulting in an effective tax rate of 20.9% for the six-month period ended June 30, 2022. The effective tax rate was substantially reduced as a result of the non-taxable bargain purchase gain related to the Noah acquisition.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the six-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,404,421	$41,411	5.95%	$1,369,460	$33,260	4.90%
Securities
Taxable available-for-sale	43,459	570	2.63%	50,396	457	1.83%
Tax exempt available-for-sale	41,409	568	2.75%	46,160	596	2.60%
Held-to-maturity	199	5	5.28%	206	6	5.32%
Federal funds sold	37,076	937	5.09%	97,642	178	0.37%
Other interest earning-assets	5,348	135	5.06%	1,330	37	5.61%

Total interest-earning assets	1,531,912	43,626	5.74%	1,565,194	34,534	4.45%
Other non-earnings assets	126,444			94,643

Total assets	$1,658,356			$1,659,837

Interest-bearing liabilities
Demand	$253,527	$1,386	1.10%	$265,588	$334	0.25%
Savings	170,785	1,100	1.30%	231,310	274	0.24%
Money markets	276,962	3,271	2.38%	372,575	511	0.28%
Certificates of deposit	440,780	5,429	2.48%	284,118	1,274	0.92%

Total deposit	1,142,054	11,186	1.98%	1,153,591	2,393	0.42%
Borrowings	4,725	118	5.01%	—	—	0.00%

Total interest-bearing liabilities	1,146,779	11,304	1.99%	1,153,591	2,393	0.42%
Non-interest-bearing deposits	239,098			278,269

Total cost of funds	1,385,877		1.63%	1,431,860		0.34%
Other liabilities	46,991			15,565

Total liabilities	1,432,868			1,447,425
Stockholders’ equity	225,488			212,412

Total liabilities and stockholder’s equity	$1,658,356			$1,659,837

Net interest-earnings assets	$385,133			$411,603
Net interest income; interest rate spread			3.76%			4.03%
Net interest margin		$32,322	4.25%		$32,141	4.14%
Net interest margin FTE [1]			4.35%			4.20%

1 Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2023 vs. 2022 Increase (Decrease) Due to
	Rate	Volume	Net

	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$5,484	$2,667	$8,151
Securities available-for-sale
Taxable	275	(162)	113
Tax-exempt	58	(86)	(28)
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	1,385	(626)	759
Other interest and dividend income	(7)	105	98

Total interest and dividend income	$7,195	$1,897	$9,092

Interest expense:
Demand	$1,172	$(120)	$1,052
Savings	1,402	(576)	826
Money market	3,822	(1,062)	2,760
Certificates of deposit	(1,563)	5,718	4,155
Borrowings	—	118	118

Total interest expense	$4,833	$4,078	$8,911

Change in net interest income	$2,362	$(2,181)	$181

How We Manage Market Risk

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2023, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2023, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

(Dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
Interest-earning assets: (1)
Investment securities	$10,377	$3,128	$7,616	$8,714	$67,879	$(10,345)	$87,369
Loans receivable	474,949	275,635	330,455	349,103	69,136	(17,557)	1,481,721
Other interest-earnings assets (2)	128,286	—	—	—	—	16,100	144,386
Other non-interest assets	—	—	—	—	—	129,550	129,550

Total interest-earning assets	$613,612	$278,763	$338,071	$357,817	$137,015	$(11,802)	$1,843,026

Interest-bearing liabilities:
Checking and savings accounts	$8,732	$368,291	$—	$—	$—	$—	$377,023
Money market accounts	17,477	304,363	—	—	—	—	321,840
Certificate accounts	45,681	438,346	130,248	1,746	—	—	616,021
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$71,890	$1,111,000	$130,248	$1,746	$—	$—	$1,314,884

Interest-earning assets less interest-bearing liabilities	$541,722	$(832,237)	$207,823	$356,071	$137,015	$(11,802)	$528,142

Cumulative interest-rate sensitivity gap (3)	$541,722	$(290,515)	$(82,692)	$273,379	$410,394

Cumulative interest-rate gap as a percentage of total assets at June 30, 2023	29.39%	-15.76%	-4.49%	14.83%	22.27%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2023	853.54%	75.44%	93.70%	120.79%	131.21%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2023 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amounts	$ Change	% Change	NPV Ratio	Change

(Dollars in thousands)
300	$311,394	$(10,285)	-3.20%	-6.53%	-5.37%
200	$322,677	$998	0.31%	-4.53%	-3.38%
100	$325,872	$4,193	1.30%	-2.75%	-1.60%
Static	$321,679	$—		-1.16%
(100)	$321,387	$(292)	-0.09%	0.24%	1.39%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, such as the Company, is not required to provide the information by this Item. Certain market risk disclosure is set forth in Item 2 above under “How We Manage Market Risk.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of June 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2023 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended by the risk factors set forth under the Part II, Item 1.A. Risk Factor set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement Between Princeton Bancorp, Inc.and Edward Dietzler Dated June 2023

10.2	Amended and Restated Employment Agreement Between Princeton Bancorp, Inc.and Daniel O’Donnell Dated June 2023

10.3	Amended and Restated Employment Agreement Between Princeton Bancorp, Inc.and George Rapp Dated June 2023

10.4	Amended and Restated Change in Control Agreement Between Princeton Bancorp, Inc.and Jeffrey Hanuscin Dated June 2023

31.1	Rule 13a-14(a) Certification on the Principal Executive Officer

31.2	Rule 13a-14(a) Certification on the Principal Financial Officer

32	Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Bancorp, Inc.

Date: August 14, 2023	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)