Form 10-Q
period 2023-09-30
Princeton Bancorp, Inc.
filed 2023-11-13
CIK 1913971

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
of the Exchange Act).     Yes

☐    No

☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2023, there were 6,298,313 outstanding shares of the issuer’s common stock, no par value.

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

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$14,799	$12,161
Interest-earning bank balances	17,245	13,140
Federal funds sold	174,887	28,050

Total cash and cash equivalents	206,931	53,351

Securities available-for-sale, at fair value	88,064	83,402
Securities held-to-maturity (fair value $189 and $ 200 , at September 30, 2023 and December 31, 2022, respectively)	195	201
Loans receivable, net of deferred fees and costs	1,498,500	1,370,368
Less: allowance for credit lossess	(17,992)	(16,461)

Loan receivable, net	1,480,508	1,353,907
Bank-owned life insurance	58,483	52,617
Premises and equipment, net	14,567	11,722
Accrued interest receivable	5,783	4,756
Restricted investment in bank stock	1,385	1,742
Deferred taxes, net	13,908	7,599
Goodwill	8,853	8,853
Core deposit intangible	1,546	1,825
Mortgage servicing rights	1,562	—
Operating lease right-of-use asset	24,090	16,026
Other assets	7,248	5,778

TOTAL ASSETS	$1,913,123	$1,601,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$264,197	$265,078
Interest-bearing	1,373,769	1,082,652

Total deposits	1,637,966	1,347,730
Borrowings	—	10,000
Accrued interest payable	10,243	1,027
Operating lease liability	24,941	16,772
Other liabilities	7,765	6,649

TOTAL LIABILITIES	1,680,915	1,382,178

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized, 6,299,331 shares issued and outstanding at September 30 2023; at December 31, 2022, par value $ 5.00 per share, 6,909,402 shares issued and 6,245,597 shares outstanding	—	34,547
Paid-in capital	97,779	81,291
Treasury stock, at cost 663,805 shares at December 31, 2022	—	(19,452)
Retained earnings	146,022	131,488
Accumulated other comprehensive loss	(11,593)	(8,273)

TOTAL STOCKHOLDER’S EQUITY	232,208	219,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,913,123	$1,601,779

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$23,503	$18,336	$64,914	$51,596
Securities available-for-sale:
Taxable	357	242	927	698
Tax-exempt	285	286	853	882
Securities held-to-maturity	3	2	8	8
Other interest and dividend income	2,852	225	3,924	441

TOTAL INTEREST AND DIVIDEND INCOME	27,000	19,091	70,626	53,625

INTEREST EXPENSE
Deposits	10,316	1,392	21,502	3,785
Borrowings	—	3	118	3

TOTAL INTEREST EXPENSE	10,316	1,395	21,620	3,788

NET INTEREST INCOME	16,684	17,696	49,006	49,837
(Credit) provision for credit losses	(182)	200	2,546	200

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,866	17,496	46,460	49,637

NON-INTEREST INCOME
(Loss) gain on call/sale of securities available-for-sale	(6)	—	(6)	2
Income from bank-owned life insurance	331	287	916	852
Fees and service charges	479	469	1,391	1,441
Loan fees, including preypayment penalties	1,184	850	2,565	1,248
Gain on bargain purchase	—	—	9,696	—
Gain on sale of other real estate owned	203	—	203	—
Other	212	101	577	322

TOTAL NON-INTEREST INCOME	2,403	1,707	15,342	3,865

NON-INTEREST EXPENSE
Salaries and employee benefits	6,177	5,442	17,352	15,251
Occupancy and equipment	2,142	1,539	5,188	4,446
Professional fees	614	786	1,635	1,929
Data processing and communications	1,242	1,043	3,860	3,134
Federal deposit insurance	258	249	701	788
Advertising and promotion	139	140	375	379
Office expense	117	52	392	168
Other real estate expenses	—	—	1	112
Core deposit intangible	116	135	378	434
Acquisition-related expenses	(1,391)	—	5,635	—
Other	745	739	2,228	2,180

TOTAL NON-INTEREST EXPENSE	10,159	10,125	37,745	28,821

INCOME BEFORE INCOME TAX EXPENSE	9,110	9,078	24,057	24,681
INCOME TAX EXPENSE	1,512	2,103	3,574	5,358

NET INCOME	$7,598	$6,975	$20,483	$19,323

Earnings per common share-basic	$1.21	$1.12	$3.26	$3.05
Earnings per common share-diluted	$1.19	$1.09	$3.21	$2.98
Dividends declared per common share	$0.30	$0.25	$0.90	$0.75
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$7,598	$6,975	$20,483	$19,323
Other comprehensive income (loss)
Unrealized losses arising during period on securities available-for-sale	(4,321)	(4,989)	(4,656)	(15,070)
Reclassification adjustment for losses (gains) realized in income 1	6	—	6	(2)

Net unrealized loss	(4,315)	(4,989)	(4,650)	(15,072)
Tax effect	1,236	1,570	1,330	4,287

Total other comprehensive income (loss)	(3,079)	(3,419)	(3,320)	(10,785)

COMPREHENSIVE INCOME	$4,519	$3,556	$17,163	$8,538

1
Amounts are included in gain on call/sale of securities
available-for-sale
on the Consolidated Statements of Income as a separate element within total non-interest
income. There was no income tax expense or benefit for the three or nine months ended September 30, 2023 or for the nine months ended September 30, 2022.

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

Three Months Ended September 30, 2023 and 2022	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, July 1, 2022	$34,338	$80,883	$(17,832)	$120,487	$(6,527)	$211,349
Net income	—	—	—	6,975	—	6,975
Other comprehensive loss	—	—	—	—	(3,419)	(3,419)
Stock options exercised ( 38,450 shares)	193	336	—	—	—	529
Dividends declared $ 0.25 per share	—	—	—	(1,558)	—	(1,558)
Purchase of treasury stock ( 49,717 shares)	—	—	(1,358)	—	—	(1,358)
Dividend reinvestment plan ( 875 shares)	4	22	—	(26)	—	—

Balance, September 30, 2022	$34,535	$81,241	$(19,190)	$125,878	$(9,946)	$212,518

Balance, July 1, 2023	$—	$97,103	$—	$140,310	$(8,514)	$228,899
Net income	—	—	—	7,598	—	7,598
Other comprehensive loss	—	—	—	—	(3,079)	(3,079)
Stock options exercised ( 16,750 shares)	—	507	—	—	—	507
Dividends declared $ 0.30 per share	—	—	—	(1,864)	—	(1,864)
Dividend reinvestment plan ( 1,061 shares)	—	22	—	(22)	—	—
Stock-based compensation expense	—	147	—	—	—	147

Balance, September 30, 2023	$—	$97,779	$—	$146,022	$(11,593)	$232,208

Nine Months Ended September 30, 2023 and 2022	Common stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2022	$34,100	$80,220	$(10,032)	$111,451	$839	$216,578
Net income	—	—	—	19,323	—	19,323
Other comprehensive loss	—	—	—	—	(10,785)	(10,785)
Stock options exercised ( 74,851 shares)	378	675	—	—	—	1,053
Restricted stock ( 8,741 shares)	44	165	—	—	—	209
Dividends declared $ 0.75 per share	—	—	—	(4,825)	—	(4,825)
Purchase of treasury stock ( 315,058 shares)	—	—	(9,158)	—	—	(9,158)
Dividend reinvestment plan ( 2,608 shares)	13	58	—	(71)	—	—
Stock-based compensation expense	—	123	—	—	—	123

Balance, September 30, 2022	$34,535	$81,241	$(19,190)	$125,878	$(9,946)	$212,518

Balance, January 1, 2023	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	20,483	—	20,483
Other comprehensive loss	—	—	—	—	(3,320)	(3,320)
Adoption of CECL	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised ( 33,057 shares)	—	779	—	—	—	779
Dividends declared $ 0.90 per share	—	—	—	(5,583)	—	(5,583)
Dividend reinvestment plan ( 3,102 shares)	—	82	—	(82)	—	—
Stock-based compensation expense	—	532	—	—	—	532

Balance, September 30, 2023	$—	$97,779	$—	$146,022	$(11,593)	$232,208

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,483	$19,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,546	200
Depreciation and amortization	1,070	1,121
Stock-based compensation expense	532	123
Amortization of premiums and accretion of discount on securities	257	33
Accretion of net deferred loan fees and costs	(1,937)	(4,407)
Loss (gain) on call/sale of securities available-for-sale	6	(2)
Income earned from small business investment company (“SBIC”) investment	(307)	(115)
Increase in cash surrender value of bank-owned life insurance	(916)	(851)
Deferred income tax (benefit)	(671)	(11)
Amortization of core deposit intangible	378	435
Bargain purchase gain	(9,696)	—
Gain on sale of other real estate owned	(203)	—
Write down on other real estate owned	—	101
Decrease in accrued interest receivable and other assets	2,747	1,728
Increase (decrease) in accrued interest payable and other liabilities	5,860	(1,443)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,149	16,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(7,319)	(5,154)
Principal repayments of securities available-for-sale	4,173	5,514
Maturities and calls of securities available-for-sale	1,071	3,659
Maturities, calls and principal repayments of securities held-to-maturity	6	5
Net decrease (increase) in loans	59,696	(38,784)
Cash paid for acquisition	(25,414)	—
Cash received from acquisition	23,181	—
Purchases of premises and equipment	(1,420)	(541)
Purchases of bank-owned life insurance	(4,950)	—
Sales of restricted bank stock	357	40
Proceeds from other real estate owned	236	125

NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	49,617	(35,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	98,536	(79,129)
Repayment of overnight borrowings	(10,000)	—
Cash dividends	(5,583)	(4,896)
Dividend reinvestment program	82	71
Purchase of treasury stock	—	(9,158)
Proceeds from exercise of stock options	779	1,053
Release of restricted stock units	—	209

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	83,814	(91,850)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153,580	(110,751)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,351	158,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,931	$47,965

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$12,404	$4,187
Income taxes paid	$3,455	$3,255
Reclass of paid-in capital related to holding company formation	$15,095	$—
Reclass of treasury stock related to holding company formation	$19,452	$—
Reclass of common stock related to holding company formation	$(34,547)	$—
Net assets acquired from Noah Bank 1	$239,451	$—
Net liabilities assumed from Noah Bank 1	$204,341	$—

1	For details of assets acquired and liabilities assumed—See Note 2.
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 29 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of September 30, 2023, the Company had 212 total employees and 208 full-time equivalent employees.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

Management believes that the allowance for credit losses is adequate as of September 30, 2023 and December 31, 2022. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
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
Effective January 1, 2023 the Company adopted the FASB issued ASU
2022-02,
“
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures,
” (“ASU
2022-22”).
ASU
2022-22
eliminates the accounting guidance for troubled debt restructurings (“TDR’s”) for entities that have adopted the CECL model. ASU
2022-22
also requires that public business entities disclose current period gross charge-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU
2022-22
did not have a material effect on the Company’s consolidated financial statements.

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

The Company recorded merger-related expenses of $5.6 million, consisting of $2.5 million for termination of a branch lease, $1.7 million related to termination of data processing contract, $287 thousand for legal related expenses, $243 thousand for investment banker services, $184 thousand in severance payments, $115 thousand in professional services provided and $619

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Business Combinations (continued)

thousand in other miscellaneous related expenses. In addition, the Company recorded a $1.7 million provision for the non-purchase
credit deteriorated loans in connection with the acquisition.
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
Loans:
The Company recorded $185.9 million of acquired loans that were recorded at their estimated fair values as of the date of the acquisition. Fair values for loans were based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default (“PD”), loss given default (“LGD”), exposure of default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows. The Company determined that $37.3 million of the acquired loans were purchased credit deteriorated (“PCD”) of which $34.5 million were performing and $2.6 million were non-performing
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
The following schedule presents earnings per share data for the three-month periods ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended September 30,
	2023	2022
Net income applicable to common stock	$7,598	$6,975
Weighted average number of common shares outstanding	6,295	6,269

Basic earnings per share	$1.21	$1.12

Net income applicable to common stock	$7,598	$6,975
Weighted average number of common shares outstanding	6,295	6,269
Dilutive effect on common shares outstanding	95	109

Weighted average number of diluted common shares outstanding	6,390	6,378

Diluted earnings per share	$1.19	$1.09

The following schedule presents earnings per share data for the nine-month periods ended September 30, 2023 and 2022 (in thousands, except per share data):

	Nine months ended September 30,
	2023	2022
Net income applicable to common stock	$20,483	$19,323
Weighted average number of common shares outstanding	6,275	6,345

Basic earnings per share	$3.26	$3.05

Net income applicable to common stock	$20,483	$19,323
Weighted average number of common shares outstanding	6,275	6,345
Dilutive effect on common shares outstanding	105	130

Weighted average number of diluted common shares outstanding	6,380	6,475

Diluted earnings per share	$3.21	$2.98

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 - Earnings Per Share (continued)

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
	Options	Weighted Ave Exercise Price	Options	Weighted Ave Exercise Price
Options to purchase	276,704	$19.56	278,627	$18.35
Anti-dilutive	95,750	$32.45	95,750	$32.45

	Nine months ended September 30,
	2023		2022
	Options	Weighted Ave Exercise Price	Options	Weighted Ave Exercise Price
Options to purchase	280,732	$19.49	316,513	$17.73
Anti-dilutive	95,750	$32.45	95,750	$32.45

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities
The following summarizes the amortized cost and fair value of securities available-for-sale
at September 30, 2023 and December 31, 2022 with gross unrealized gains and losses therein:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale	(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$47,917	$1	$(7,875)	$40,043
U.S. government agency securities	6,260	—	(1,356)	4,904
Obligations of state and political subdivisions	44,063	—	(6,436)	37,627
Small business association (SBA) securities	2,817	2	(1)	2,818
Subordinated debentures	453	—	—	453
Small business investment company securities	2,799	—	(580)	2,219

Total	$104,309	$3	$(16,248)	$88,064

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale	(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$41,515	$2	$(6,602)	$34,915
U.S. government agency securities	6,260	—	(1,175)	5,085
Obligations of state and political subdivisions	45,161	8	(3,828)	41,341
Small business investment company securities	2,061	—	—	2,061

Total	$94,997	$10	$(11,605)	$83,402

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at September 30, 2023 and December 31, 2022 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2023	(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$4,695	$(180)	$30,434	$(7,695)	$35,129	$(7,875)
U.S. government agency securities	—	—	4,904	(1,356)	4,904	(1,356)
Obligations of state and political subdivisions	7,757	(473)	28,401	(5,963)	36,158	(6,436)
Small business association (SBA) securities	778	(1)	—	—	778	(1)
Small business investment company securities	—	—	2,219	(580)	2,219	(580)

Total	$13,230	$(654)	$65,958	$(15,594)	$79,188	$(16,248)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2022	(In thousands)
Mortgage-backed securities—U.S. government sponsored enterprises (GSEs)	$15,605	$(1,778)	$19,137	$(4,824)	$34,742	$(6,602)
U.S. government agency securities	—	—	5,085	(1,175)	5,085	(1,175)
Obligations of state and political subdivisions	36,421	(3,457)	1,352	(371)	37,773	(3,828)

	$52,026	$(5,235)	$25,574	$(6,370)	$77,600	$(11,605)

The amortized cost and fair value of securities
available-for-sale
at September 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	7,951	7,607
Due after five years through ten years	25,038	21,381
Due after ten years	17,787	13,996
Mortgage-backed securities (GSEs)	47,917	40,043
Small business association (SBA) securities	2,817	2,818
SBIC securities	2,799	2,219

	$104,309	$88,064

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities (concluded)

Proceeds from calls and maturities of
available-for-sale
securities amounted to $ 241 thousand for the three-month period ended September 30, 2023, for which there was a $6 thousand loss, and $1.1 million for the nine-month period ended September 30, 2023, for which there was a $6 thousand loss Proceeds from calls and maturities of available-for-sale
securities amounted to $3.0 million for the nine-month period ended September 30, 2022, for which there was a $2 thousand gain.
On January 1, 2023, the Company adopted ASU
2016-13
and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale.
The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses on its investment securities available for sale as of September 30, 2023.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds, one small business investment company security guaranteed by the U.S. government and a subordinate debenture acquired from Noah Bank. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government, will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at September 30, 2023. The state and political subdivision securities carry a minimum investment rating of A. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company expects to have a zero-credit
loss and no reserve was recorded as of September 30, 2023.
At September 30, 2023, the Company’s
available-for-sale
securities portfolio consisted of approximately 222 securities, of which 157 available-for-sale
securities were in an unrealized loss position for more than twelve months and 47 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 96 municipal securities aggregating $28.4 million with a loss of $6.0 million, 57 mortgage-backed securities-GSE
aggregating $30.4 million with a loss of $7.7 million and four agency securities aggregating $4.9 million with a loss of $1.4 million. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns. No credit loss charges were recorded for the three and nine months ended September 30, 2023 and 2022.
There are no securities pledged as of September 30, 2023 and December 31, 2022.
Note 5 – Loans Receivable
Loans receivable, net at September 30, 2022 and December 31, 2022 were comprised of the following:

	September 30, 2023	December 31, 2022

	(In thousands)
Commercial real estate	$1,080,288	$873,573
Commercial and industrial	52,157	28,859
Construction	320,824	417,538
Residential first-lien mortgage	39,682	43,125
Home equity/consumer	7,860	9,729

Total loans	1,500,811	1,372,824
Deferred fees and costs	(2,311)	(2,456)

Loans, net	$1,498,500	$1,370,368

Except as discussed in Note 2 regarding the Noah Bank acquisition, the Company did not purchase any loans during the three and nine months ended September 30, 2023 and 2022, respectively.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Notes to Note 5 – Loans Receivable (continued)

Upon adoption of CECL the Company elected to use the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality.
The following table presents the components of the allowance for credit losses:

	September 30, 2023	December 31, 2022

	(In thousands)
Allowance for credit losses—loans	$(17,992)	$(16,461)
Allowance for credit losses—off balance sheet	(517)	(332)

	$(18,509)	$(16,793)

The following table presents nonaccrual loans by segment of the loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance

	(In thousands)
Commercial real estate	$—	$4,485	$—	$—
Commercial and industrial	—	2,159	—	—
Construction	—	—	148	—
Residential first-lien mortgage	—	109	—	118

Total nonaccrual loans	$—	$6,753	$148	$118

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the nine-month period ending September 30, 2023, the Company wrote off $366 thousand in accrued interest receivable for loans. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of September 30, 2023:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

	(In thousands)
Commercial real estate	$152	$1,844	$4,485	$7,896	$1,072,392	$1,080,288	$—
Commercial and industrial	34	873	2,159	1,651	50,506	52,157	—
Construction	—	—	—	—	320,824	320,824	—
Residential first-lien mortgage	—	31	109	140	39,542	39,682	—
Home equity/consumer	—	47	—	47	7,813	7,860	—

Total	$186	$2,795	$6,753	$9,734	$1,491,077	$1,500,811	$—

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Receivable >90 Days and Accruing
				(In thousands)
Commercial real estate	$—	$6,193	$—	$6,193	$867,380	$873,573	$—
Commercial and industrial	—	—	—	—	28,859	28,859	—
Construction	—	—	148	148	417,390	417,538	—
Residential first-lien mortgage	1,292	—	118	1,410	41,715	43,125	—
Home equity/consumer	255	—	184	439	9,290	9,729	184
Total	$1,547	$6,193	$450	$8,190	$1,364,634	$1,372,824	$184
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of September 30, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
				(Dollars in thousands)
Commercial real estate
Pass	$47,531	$235,341	$119,682	$54,153	$173,138	$428,018	$15,164	$1,073,027
Special mention	—	—	—	—	—	2,776	—	2,776
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	47,531	235,341	119,682	54,153	173,138	435,279	15,164	1,080,288

Current-period gross charge-offs	—	—	—	—	—	1,718	—	1,718
Commercial and industrial
Pass	1,749	6,041	1,143	1,987	8,019	23,809	6,564	49,312
Special mention	—	—	—	—	—	686	—	686
Substandard	—	—	—	—	—	2,159	—	2,159

Total commercial and industrial	1,749	6,041	1,143	1,987	8,019	26,654	6,564	52,157

Current-period gross charge-offs	—	—	—	—	—	2	—	2
Construction
Pass	792	4,409	89,500	14,682	5,000	4,414	202,027	320,824
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	792	4,409	89,500	14,682	5,000	4,414	202,027	320,824

Current-period gross charge-offs	—	—	—	—	—	148	—	148
Residential first-lien mortgage
Performing	—	993	5,635	2,863	1,562	28,520	—	39,573
Nonperforming	—	—	—	—	—	109	—	109

Total residential first-lien mortgage	—	993	5,635	2,863	1,562	28,629	—	39,682

Home equity/consumer
Performing	1,045	38	319	4	—	3,548	2,906	7,860
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	1,045	38	319	4	—	3,548	2,906	7,860

Total loans receivable
Pass	51,117	246,822	216,279	73,689	187,719	488,309	226,661	1,490,596
Special mention	—	—	—	—	—	3,462	—	3,462
Substandard	—	—	—	—	—	6,753	—	6,753

Total loans receivable	$51,117	$246,822	$216,279	$73,689	$187,719	$498,524	$226,661	$1,500,811

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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$12,123	$407	$4,529	$661	$250	$—	$17,970
Provision 1	3,301	(81)	(3,219)	160	(161)	—	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	4	18	—	—	—	—	22

Total	$15,428	$344	$1,310	$821	$89	$—	$17,992

Ending Balance:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	15,428	344	1,310	821	89	—	17,992

	$15,428	$344	$1,310	$821	$89	$—	$17,992

1	The credit provision for credit losses on the Consolidated Statement of Income is a credit of $182 thousand comprising a $182 thousand reduction to the reserve for unfunded liabilities.
The following table presents the recorded investment in loans receivable at September 30, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
				(In thousands)
Loans:
Ending balance:
Individually evaluated	$4,485	$2,232	$2,925	$111	$—	$—	$9,753
Collectively evaluated	1,075,803	49,925	317,899	39,571	7,860	—	1,491,058

Ending balance	$1,080,288	$52,157	$320,824	$39,682	$7,860	$—	$1,500,811

The following table presents the allowance for loan losses on loans receivables at and for the three months ended September 30, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Beginning balance	$8,683	$279	$6,430	$259	$50	$965	$16,666
Provision	413	11	(304)	(8)	(5)	93	200
Charge-offs	(200)	—	—	—	—	—	(200)
Recoveries	—	—	—	—	—	—	—

Total	$8,896	$290	$6,126	$251	$45	$1,058	$16,666

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$8,654	$271	$6,289	$236	$45	$966	$16,461
CECL adoption	1,384	(73)	(1,269)	428	195	(966)	(301)
CECL day 1 provision	1,586	105	—	16	—	—	1,707
Purchased credit deteriorated loans	499	102	—	—	—	—	601
Provision 1	4,994	(84)	(3,562)	143	(151)	—	1,340
Charge-offs	(1,718)	—	(148)	(2)	—	—	(1,868)
Recoveries	29	23	—	—	—	—	52

Total	$15,428	$344	$1,310	$821	$89	$—	$17,992

1
The provision for credit losses on the Consolidated Statement of Income is $2.5 million comprising $1.7 million related to non-PCD
loans acquired, a $1.3 million increase to the    allowance for credit losses on loans and a $501 thousand reduction to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total

				(In thousands)
Allowance for loan losses:
Beginning balance	$7,458	$713	$7,228	$267	$48	$906	$16,620
Provision	1,592	(423)	(1,102)	(16)	(3)	152	200
Charge-offs	(400)	—	—	—	—	—	(400)
Recoveries	246	—	—	—	—	—	246

Total	$8,896	$290	$6,126	$251	$45	$1,058	$16,666

The following table presents the recorded investment of loans receivables and allowance for loan losses at December 31, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total

				(In thousands)
Loans:
Ending Balance:
Individually evaluated for impairment	$12,030	$10	$148	$118	$71	$—	$12,377
Collectively evaluated for impairment	861,543	28,849	417,390	43,007	9,658	—	1,360,447

Ending balance	$873,573	$28,859	$417,538	$43,125	$9,729	$—	$1,372,824

Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$118	$—	$—	$—	$118
Collectively evaluated for impairment	8,654	271	6,171	236	45	966	16,343

	$8,654	$271	$6,289	$236	$45	$966	$16,461

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

With the adoption of CECL, performing TDRs are no longer reported for the current period. At December 31, 2022 there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms. There were no loans modified during the nine months ended September 30, 2023.
Note 6 – Deposits
The components of deposits were as follows:

	September 30, 2023		December 31, 2022

		(Dollars in thousands)
Demand, non-interest-bearing checking	$264,197	16.13%	$265,078	19.67%
Demand, interest-bearing checking	239,902	14.65%	269,737	20.01%
Savings	147,113	8.98%	190,686	14.15%
Money market	349,505	21.34%	283,652	21.05%
Time deposits, $ 250,000 and over	144,158	8.80%	83,410	6.19%
Time deposits, other	493,091	30.10%	255,167	18.93%

	$1,637,966	100.00%	$1,347,730	100.00%

Note 7 – Borrowings
At September 30, 2023, the Company had no overnight borrowings outstanding. At December 31, 2022, the Company had $10.0 million of overnight borrowings outstanding at a rate of 4.61%.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2023

		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$40,043	$—	$40,043
U.S. government agency securities	—	4,904	—	4,904
Obligations of state and political subdivisions	—	37,627	—	37,627
Small Business Association (SBA) securities	—	2,818	—	2,818
Subordinated debentures	—	453	—	453
SBIC securities	—	—	2,219	2,219

Securities available-for-sale at fair value	$—	$85,845	$2,219	$88,064

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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023, were as follows.

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2023

		(In thousands)
Collateral dependent loan	$—	$—	$4,485	$4,485

	$—	$—	$4,485	$4,485

The following table presents quantitative information using Level 3 fair value measurements at September 30, 2023.

Description	September 30, 2023	Valuation Technique		Unobservable Input	Range (Weighted Average)

		(Dollars in thousands)
				Discount	0.0%
Collateral dependent loan	$4,485	Collateral	1	adjustment	(0.0%)

1	Value based on third party offer to purchase note from the Bank.
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
There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2023 and 2022. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at September 30, 2023 are as follows.

	September 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

			(In thousands)
Financial Assets:
Cash and cash equivalents	$206,931	$206,931	$206,931	$—	$—
Securities available-for-sale at fair value	88,064	88,064	—	85,845	2,219
Securities held-to-maturity	195	189	—	189	—
Loans receivable, net	1,480,508	1,470,144	—	—	1,470,144
Restricted investments in bank stock	1,385	1,385	—	1,385	—
Accrued interest receivable	5,783	5,783	—	5,783	—
Financial Liabilities:
Deposits	$1,637,966	$1,534,774	$—	$1,534,774	$—
Accrued interest payable	10,243	10,243	—	10,243	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2022 are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

			(In thousands)
Financial Assets:
Cash and cash equivalents	$53,351	$53,351	$53,351	$—	$—
Securities AFS	83,402	83,402	—	81,341	2,061
Securities HTM	201	200	—	200	—
Loans receivable, net	1,353,907	1,347,137	—	—	1,347,137
Restricted bank stock	1,742	1,742	—	1,742	—
Accrued interest receivable	4,756	4,756	—	4,756	—
Financial Liabilities
Deposits	1,347,730	1,225,087		1,225,087	—
Borrowings	10,000	10,000		10,000
Accrued interest payable	1,027	1,027	—	1,027	—
The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, and accrued interest payable are measured at the Company’s carrying amount.
The fair value of loans, deposits and borrowings are measured on a discounted basis using similar rates and terms.
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
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial Condition Location	September 30, 2023	December 31, 2022

	(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$16,026	$17,919
Increased asset from new leases		9,799	—
Accumulated amortization		(1,735)	(1,893)

Net book value	Operating lease right-of-use asset	$24,090	$16,026

Operating Lease Liability:

Lease liability	Operating lease liability	$24,941	$16,772

As of September 30, 2023, the weighted-average remaining lease terms for operating leases was 12.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.35%. The Company used FHLB fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Leases (continued)

Future minimum payments under operating leases with terms longer than 12 months are as follows at September 30, 2023 (in thousands):

Twelve months ended September 30,
2024	$3,279
2025	3,110
2026	2,969
2027	2,719
2028	2,503
Thereafter	16,918

Total future operating lease payment	31,498
Amounts representing interest	(6,557)

Present value of net future lease payments	$24,941

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$1,194	$622	$2,789	$2,027
Short-term lease cost	31	39	96	73

Total lease cost	$1,225	$661	$2,885	$2,100

Other information:

Cash paid for amounts included in the measurement of lease liabilities	$898	$577	$2,179	$1,728

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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Goodwill and Core Deposit Intangible (continued)

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2022	$8,853	$1,825
Acquisition of Noah Bank	—	99
Amortization expense	—	(378)

Balance at September 30, 2023	$8,853	$1,546

As of September 30, 2023, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

2023	$127
2024	432
2025	353
2026	274
2027	195
Thereafter	165

Total	$1,546

Note 11 – Subsequent Event
On October 25, 2023, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on November 13, 2023, payable on November 30, 2023.
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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages, additional interest rate increases by the Federal Reserve and the economic and market impacts of the military conflicts in Ukraine and the Middle East. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area, the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; acquisitions including the Company’s acquisition of Noah; difficulties and delays in integrating the businesses of Noah and the Bank or fully realizing cost savings and other benefits; changes in consumer spending and saving habits; the ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; those risks under the heading “Risk Factors” set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter-ended March 31, 2023, and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

Princeton Bancorp, Inc. is the holding company for The Bank of Princeton, a community bank founded in 2007. The Bank is a New Jersey state-chartered commercial bank with 22 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Chesterfield, Cream Ridge, Deptford, Fort Lee, Hamilton, Kingston, Lakewood, Lambertville, Lawrenceville, Monroe, New Brunswick, Palisades Park, Pennington, Piscataway, Princeton Junction, Quakerbridge and Sicklerville. There are also five branches in the Philadelphia, Pennsylvania area and two in the New York City metropolitan area. The Bank of Princeton is a member of the Federal Deposit Insurance Corporation (“FDIC”).

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

General

Total assets were $1.91 billion at September 30, 2023, an increase of $311.3 million, or 19.4% when compared to $1.60 billion at the end of 2022. The primary reason for the increase in total assets was the acquisition of Noah Bank on May 19, 2023, which had approximately $239.4 million in assets at closing. When looking at specific components of the balance sheet, including acquired assets, the Company recorded an increase in net loans of $128.1 million, an increase in cash and cash equivalents of approximately $153.6 million, an increase in its right of use asset of $8.1 million, an increase of $6.3 million in deferred tax assets and an increase in other assets of $1.5 million. The increase in the Company’s net loans consisted of a $206.7 million increase in commercial real estate loans and a $23.3 million increase in commercial and industrial loans, partially offset by a decrease of $96.7 million in construction loans.

Cash and cash equivalents

Cash and cash equivalents increased $153.6 million, or 287.9%, to $206.9 million at September 30, 2023 compared to December 31, 2022. This increase was primarily due to loan payoffs during the period, which caused a reduction in total loans of $57.8 million (not including the loans acquired in connection with the Noah transaction), and an increase in outstanding deposits of approximately $98.5 (not including the deposits assumed from the Noah acquisition).

Investment securities

Total available-for-sale investment securities increased slightly to $88.1 million at September 30, 2023 compared to $83.4 million at December 31, 2022. This increase was primarily the result of approximately $6.5 million added to the available-for-sale securities portfolio due to the Noah acquisition.

Loans

Loans, net of deferred loan fees and costs, increased $128.1 million, or 9.4%, to $1.50 billion at September 30, 2023 compared to $1.37 billion at December 31, 2022. This increase was primarily due to the $186.0 million of loans acquired from Noah Bank, partially offset by payoffs and principal repayments. Including the loans acquired, the following changes occurred within individual loan segments: commercial real estate loans increased by $206.7 million, commercial and industrial loans increased by $23.3 million, and construction loans decreased by $96.7 million.

Net recoveries for the third quarter of 2023 were $22 thousand and net charge-offs for the nine months ended September 30, 2023 were $1.8 million. For the three-month and nine-month periods ended September 30, 2022, the Bank recorded net charge-offs of $200 thousand and $154 thousand. With the adoption of CECL, the Bank recorded a one-time decrease, net of tax, in retained earnings of $284 thousand, a reduction to the allowance for credit losses of $301 thousand and an increase in the reserve for unfunded liabilities of $695 thousand. During the third quarter and the first nine months of 2023, the Bank reduced the reserve for unfunded liabilities by $183 thousand and $510 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.20% at both September 30, 2023 and December 31, 2022.

At September 30, 2023, non-performing assets totaled $6.8 million, an increase of $6.5 million, when compared to the amount at December 31, 2022. This increase was due to the delinquency of a $4.5 million commercial real estate loan, in addition to $2.5 million of non-performing loans acquired from Noah Bank.

With the adoption of CECL, performing troubled debt restructurings (“TDRs”) are no longer reported for the current period. At December 31, 2022 there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms. There were no loan modifications during the nine months ended September 30, 2023.

Deferred Taxes

Deferred taxes increased $6.3 million at September 30, 2023 compared to December 31, 2022. The increase was primarily due to purchase accounting entries and net operating loss carryforwards related to the Noah acquisition.

Deposits

Total deposits at September 30, 2023 increased $290.2 million, or 21.5%, when compared to December 31, 2022. The primary reasons for the increase in total deposits were the $191.7 million in deposits acquired from Noah Bank and a $98.5 million increase from existing operations. When comparing deposit products between the two periods, certificates of deposit increased $298.7 million and money market deposits increased $65.9 million. Partially offsetting these increases were decreases in savings deposits of $43.6 million and interest-bearing demand deposits of $29.8 million for the nine months ended September 30, 2023.

At September 30, 2023, the Company had approximately $533.1 million in uninsured deposits, consisting of $74.4 million in non-interest-bearing demand deposits, $171.4 million in interest-bearing demand deposits, $102.9 million in money market accounts, $20.0 million in savings deposits and $164.4 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at September 30, 2023 compared to $10.0 million at December 31, 2022.

Stockholders’ equity

Total stockholders’ equity at September 30, 2023 increased $12.6 million or 5.7% when compared to the end of 2022. The increase was primarily due to the $14.5 million increase in retained earnings, consisting of $20.5 million in net income partially offset by $5.7 million of cash dividends recorded during the period. The ratio of equity to total assets at September 30, 2023 and at December 31, 2022, was 12.1% and 13.7%, respectively. The current period ratio decrease was primarily due to the Noah Bank acquisition.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. Based on available eligible securities and qualified real estate loan collateral, and a $60.0 million line of credit with the FHLB supporting municipal deposits, the Company had the ability to borrow $183.4 million as of September 30, 2023.

The bank failures that occurred in early 2023 caused significant disruption in the United States banking industry. The closures of these banks triggered a surge in deposit outflows and stock price volatility at many banks. In response to these bank failures, the Federal Reserve announced the Bank Term Funding Program, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. Under this program, the Bank has access to $101.5 million in borrowing capacity.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of September 30, 2023, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at September 30, 2023.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At September 30, 2023, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of September 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at September 30, 2023 and December 31, 2022 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2023:
Total capital (to risk-weighted assets)	$250,865	14.959%	$176,081	10.500%	$167,696	10.000%
Tier 1 capital (to risk-weighted assets)	$232,873	13.887%	$142,542	8.500%	$134,157	8.000%
Common equity tier 1 capital (to-risk weighted assets	$232,873	13.887%	$117,387	7.000%	$109,003	6.500%
Tier 1 leverage capital (to average assets)	$232,873	12.380%	$122,268	6.500%	$94,052	5.000%
December 31, 2022:
Total capital (to risk-weighted assets)	$233,657	15.309%	$160,256	10.500%	$152,625	10.000%
Tier 1 capital (to risk-weighted assets)	$217,196	14.231%	$129,731	8.500%	$122,100	8.000%
Common equity tier 1 capital (to-risk weighted assets	$217,196	14.231%	$106,838	7.000%	$99,206	6.500%
Tier 1 leverage capital (to average assets)	$217,196	13.474%	$104,775	6.500%	$80,596	5.000%

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General

The Company reported net income of $7.6 million, or $1.19 per diluted common share, for the third quarter of 2023, compared to net income of $7.0 million, or $1.09 per diluted common share, for the third quarter of 2022. The increase in net income for the third quarter of 2023 compared to the same period in 2022 was primarily due to an increase of $700 thousand in non-interest income, a $600 thousand decrease in income tax expense and a $400 thousand reduction in its provision for credit losses, partially offset by a $1.0 million decrease in net interest income.

Interest income

Interest income increased $7.9 million for the three months ended September 30, 2023 compared to the same period in 2022. Interest income on loans increased $5.2 million due to increases in both the average balance of loans of $78.2 million and the yield of 112 basis points. Other interest and dividend income increased $2.6 million due to an increase in average balance of $173.5 million and an increase in the yield of 298 basis points. Interest on taxable available-for-sale securities increased $116 thousand due to a 100-basis-point increase in yield and a $318 thousand increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $8.9 million to $10.3 million for the three-month period ended September 30, 2023, due to increases in both the rate paid on interest-bearing deposits of 251 basis points and in the average balance of interest-bearing deposits of $260.9 million over the same prior year period.

Interest expense on borrowings was not significant during the three-month periods ended September 30, 2023 and 2022.

Provision for credit losses

The Company reduced its allowance for credit losses by $182 thousand during the three months ended September 30, 2023 and increased its allowance for credit losses by $200 thousand during the three months ended September 30, 2022. The credit recorded in the current quarter was the result of a reduction in the reserve for unfunded liabilities in the amount of $182 thousand. The provision for credit losses on loans was zero. Net recoveries during the three-month period ended September 30, 2023 were $22 thousand. Net charge-offs of $200 thousand were recorded during the three-month period ended September 30, 2022.

Non-interest income

Total non-interest income of $2.4 million for the third quarter of 2023 increased $696 thousand, when compared to the quarter ended September 30, 2022. The increase over the third quarter of 2022 was due to an increase in loan fees of $334 thousand and the gain on sale of other real estate owned of $203 thousand during the third quarter of 2023.

Non-interest expense

Total non-interest expense for the third quarter of 2023 was almost the same as the third quarter of 2022. During the third quarter of 2023, $1.4 million of merger costs associated with the Noah acquisition that were expensed in the second quarter were reversed. The amounts reversed were primarily the result of a lease termination cost that was lower than the original estimate based on a negotiated settlement of the remaining lease on a Noah branch office and a legal reserve of $150 thousand. The expenses reversed in 2023 were offset by increases in salaries and employee benefits and occupancy and equipment expenses of $735 thousand and $603 thousand, respectively, over the prior-year period associated with the Noah acquisition.

Provision for income taxes

For the three-month period ended September 30, 2023, the Company recorded an income tax expense of $1.5 million, resulting in an effective tax rate of 16.6%, compared to an income tax expense of $2.1 million resulting in an effective tax rate of 23.2% for the three-month period ended September 30, 2022. The effective tax rate for the current period was reduced as a result of the year-to-date impact of the non-taxable bargain purchase gain related to the Noah acquisition.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,464,798	$23,503	6.37%	$1,386,589	$18,336	5.25%
Securities
Taxable available-for-sale	46,599	357	3.06%	46,281	241	2.06%
Tax-exempt available-for-sale	40,118	285	2.84%	42,220	286	2.68%
Held-to-maturity	196	3	5.28%	204	2	3.92%
Federal funds sold	199,350	2,702	5.38%	35,081	183	2.28%
Other interest-earning assets	10,506	150	5.67%	1,322	43	5.85%

Total interest-earning assets	1,761,567	$27,000	6.08%	1,511,697	$19,091	5.01%
Other non-earnings assets	127,682			115,159

Total assets	$1,889,249			$1,626,856

Interest-bearing liabilities
Demand	$243,359	$1,031	1.68%	$240,948	$174	0.29%
Savings	149,215	788	2.10%	217,133	173	0.32%
Money market	337,491	2,979	3.50%	350,901	376	0.43%
Certificates of deposit	629,082	5,518	3.48%	289,274	669	0.92%

Total deposits	1,359,147	10,316	3.01%	1,098,256	1,392	0.50%
Borrowings	—	—	N/A	391	3	2.65%

Total interest-bearing liabilities	1,359,147	$10,316	3.01%	1,098,647	$1,395	0.51%
Non-interest-bearing deposits	255,775			285,665

Total cost of funds	1,614,922		2.53%	1,384,312		0.40%
Other liabilities	45,923			28,136

Total liabilities	1,660,845			1,412,448
Stockholders’ equity	228,404			214,408

Total liabilities and stockholder’s equity	$1,889,249			$1,626,856

Net interest-earnings assets	$402,420			$413,050
Net interest income; interest rate spread		$16,684	3.07%		$17,696	4.50%
Net interest margin			3.76%			4.64%
Net interest margin FTE [1]			3.81%			4.71%

[1]	Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2023 vs 2022 Increase (Decrease) Due to
	Rate	Volume	Net

	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$998	$4,169	$5,167
Securities available-for-sale
Taxable	82	34	116
Tax-exempt	32	(33)	(1)
Securities held-to-maturity	1	—	1
Federal funds sold	511	2,008	2,519
Other interest and dividend income	(2)	109	107

Total interest and dividend income	$1,622	$6,287	$7,909

Interest expense
Demand	$828	$29	$857
Savings	1,487	(872)	615
Money markets	2,834	(231)	2,603
Certificates of deposit	634	4,215	4,849
Borrowings	—	(3)	(3)

Total interest expense	$5,783	$3,138	$8,921

Change in net interest income	$(4,161)	$3,149	$(1,012)

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General

For the nine-month period ended September 30, 2023, the Company recorded net income of $20.5 million, or $3.21 per diluted common share, compared to $19.3 million, or $2.98 per diluted common share for the same period in 2022. The increase was primarily due to an increase of $11.5 million in non-interest income and a $1.8 million decrease in income tax expense, partially offset by an $8.9 million increase in non-interest expense, and a $2.3 million increase in its provision for credit losses.

Interest income

Interest income increased $17.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. Interest income on loans increased $13.3 million due to increases in both the average balance and yield earned on loans of $49.5 million and 107 basis points, respectively. Other interest and dividend income increased $3.5 million due to an increase in the average balance of $21.0 million and an increase in the yield of 455 basis points. Interest on taxable available-for-sale securities increased $229 thousand due to an 82-basis-point increase in yield, partially offset by a $3.1 million decrease in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $17.7 million to $21.5 million for the nine-month period ended September 30, 2023, due primarily to a 195-basis-point increase in the rate on interest-bearing deposits, and an increase in the average balance of interest-bearing deposits of $71.0 million over the same prior-year period.

Interest expense on borrowings was not significant during the nine-month periods ended September 30, 2023 and 2022.

Provision for credit losses

The Company recorded a $2.5 million provision for credit losses for the nine-month period ended September 30, 2023 and a $200 thousand provision for loan losses for the nine-month period ended September 30, 2022. The $2.5 million provision for the nine months ended September 30, 2023 consists of a $2.9 million provision associated with the Company’s loan portfolio, offset by a credit to the provision of $501 thousand associated with unfunded commitments. The provision for credit losses on loans includes $1.7 million related to non-purchased credit deteriorated loans acquired in the Noah Bank acquisition and was also a result of loan charge-offs of $1.8 million recorded during the period. See Note 1 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of the CECL methodology. See the section titled “Item 1. Business – Lending Activities —Analysis of Allowance for Loan Losses” in our Form 10-K for the year ended December 31, 2022 for a discussion of our allowance for loan losses methodology prior to our adoption of CECL on January 1, 2023, including additional information regarding the determination of the provision for loan losses.

Non-interest income

For the nine-month period ended September 30, 2023, non-interest income increased $11.5 million or 296.9%, from the same nine-month period in 2022, primarily due to the $9.7 million bargain purchase gain from the Noah acquisition and an increase of $1.3 million in loan fees over the same period in 2022.

Non-interest expense

For the nine-month period ended September 30, 2023, non-interest expense was $37.7 million, compared to $28.8 million for the same period in 2022. This increase was primarily due to merger-related expenses of $5.6 million, increases in salaries and employee benefits of $2.1 million, occupancy and equipment expenses of $742 thousand and data processing and communications of $726 thousand all primarily associated with the Noah Bank acquisition and general increases.

Provision for income taxes

For the nine-month period ended September 30, 2023, the Bank recorded an income tax expense of $3.6 million, resulting in an effective tax rate of 14.9%, compared to an income tax expense of $5.4 million resulting in an effective tax rate of 21.7% for the nine-month period ended September 30, 2022. The effective tax rate was substantially reduced as a result of the non-taxable bargain purchase gain related to the Noah acquisition.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the nine-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,424,768	$64,914	6.09%	$1,375,233	$51,596	5.02%
Securities
Taxable available-for-sale	44,517	927	2.78%	47,626	698	1.96%
Tax exempt available-for-sale	40,974	853	2.78%	44,832	882	2.63%
Held-to-maturity	198	8	5.28%	205	8	5.29%
Federal funds sold	91,761	3,639	5.30%	76,559	361	0.68%
Other interest earning-assets	7,086	285	5.36%	1,328	80	4.96%

Total interest-earning assets	1,609,304	70,626	5.87%	1,545,783	53,625	4.64%
Other non-earnings assets	114,545			112,573

Total assets	$1,723,849			$1,658,356

Interest-bearing liabilities
Demand	$250,100	$2,417	1.29%	$257,284	$508	0.26%
Savings	163,516	1,888	1.54%	226,532	447	0.26%
Money markets	297,360	6,251	2.81%	374,571	887	0.34%
Certificates of deposit	504,237	10,946	2.90%	285,855	1,943	0.91%

Total deposit	1,215,213	21,502	2.37%	1,144,242	3,785	0.42%
Borrowings	3,133	118	5.01%	132	3	2.65%

Total interest-bearing liabilities	1,218,346	21,620	2.37%	1,144,374	3,788	0.45%
Non-interest-bearing deposits	244,718			280,761

Total cost of funds	1,463,064		1.97%	1,425,135		0.36%
Other liabilities	34,312			18,680

Total liabilities	1,497,376			1,443,815
Stockholders’ equity	226,471			214,541

Total liabilities and stockholder’s equity	$1,723,847			$1,658,356

Net interest-earnings assets	$390,958			$401,409
Net interest income; interest rate spread		$49,006	3.50%		$49,837	4.19%
Net interest margin			4.07%			4.31%
Net interest margin FTE [1]			4.13%			4.37%

[1]	Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2023 vs . 2022 Increase (Decrease) Due to
	Rate	Volume	Net

	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$10,214	$3,104	$13,318
Securities available-for-sale
Taxable	306	(77)	229
Tax-exempt	64	(93)	(29)
Securities held-to-maturity	—	—	—
Federal funds sold	3,167	111	3,278
Other interest and dividend income	6	199	205

Total interest and dividend income	$13,757	$3,244	$17,001

Interest expense:
Demand	$1,983	$(74)	$1,909
Savings	2,091	(650)	1,441
Money market	6,406	(1,042)	5,364
Certificates of deposit	1,119	7,884	9,003
Borrowings	—	115	115

Total interest expense	$11,599	$6,233	$17,832

Change in net interest income	$2,158	$(2,989)	$(831)

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2023, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2023, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

(Dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
Interest-earning assets: (1)
Investment securities	$9,734	$3,156	$8,266	$9,660	$73,386	$(15,943)	$88,259
Loans receivable	426,183	280,830	360,138	363,637	67,712	(17,992)	1,480,508
Other interest-earnings assets (2)	192,132	—	—	—	—	14,799	206,931
Other non-interest assets	—	—	—	—	—	137,425	137,425

Total interest-earning assets	$628,049	$283,986	$368,404	$373,297	$141,098	$(19,136)	$1,913,123

Interest-bearing liabilities:
Checking and savings accounts	$10,018	$376,997	$—	$—	$—	$—	$387,015
Money market accounts	18,992	330,513	—	—	—	—	349,505
Certificate accounts	123,285	414,322	96,635	2,994	13	—	637,249
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$152,295	$1,121,832	$96,635	$2,994	$13	$—	$1,373,769

Interest-earning assets less interest-bearing liabilities	$475,754	$(837,846)	$271,769	$370,303	$141,085	$(19,136)	$539,354

Cumulative interest-rate sensitivity gap (3)	$475,754	$(362,092)	$(90,323)	$279,980	$421,065

Cumulative interest-rate gap as a percentage of total assets at September 30, 2023	24.87%	-18.93%	-4.72%	14.63%	22.01%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2023	412.39%	71.58%	93.41%	120.38%	130.65%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2023 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amonts	$Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300	$302,867	$(20,618)	-6.37%	-6.20%	-5.61%
200	$316,146	$(7,339)	-2.27%	-4.20%	-3.61%
100	$324,202	$717	0.22%	-2.26%	-1.67%
Static	$323,485	$—		-0.59%
(100)	$326,123	$2,638	0.82%	0.82%	1.41%
(200)	$323,998	$513	0.16%	1.95%	2.54%
(300)	$307,890	$(15,595)	-4.82%	3.05%	3.64%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of September 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2023 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

Due to implementation of CECL, the Bank has made updates to its internal control over financial reporting. Controls around the allowance for loan losses were replaced with CECL controls, including processes and control owners. With the exception of these changes, there was no change in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Princeton Bancorp, Inc.

Date: November 13, 2023	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)