Form 10-K
period 2023-12-31
Princeton Bancorp, Inc.
filed 2024-03-25
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2023
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41589

PRINCETON BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

Pennsylvania	88-4268702
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

183 Bayard Lane, Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (609)
921-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BPRN	The Nasdaq Global Select Market
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
at June 30, 2023 was $137.8 million.
As of March 10, 2024, there were 6,337,105 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 23, 2024. The information required by Part III of this Form
10-K
is incorporated by reference to such Proxy Statement.

Explanatory Note

On January 10, 2023 (the “Effective Date”), Princeton Bancorp, Inc., a Pennsylvania corporation (the “Company”) acquired all of the outstanding stock of The Bank of Princeton, a New Jersey state-chartered bank (the “Bank”), in a corporate reorganization (the “Reorganization”). Pursuant to the Reorganization, shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

Before the Effective Date, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Bank was subject to the information requirements of the Exchange Act and filed quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). As of the Effective Date, the Company is the successor registrant to the Bank, the Company’s common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company has become subject to the information requirements of the Exchange Act and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

Prior to the Effective Date, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements as of and for the year ended December 31, 2022, discussions of those financial statements, and market data and all other information presented herein as of any dates prior to the Effective Date, are those of the Bank.

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC, in its reports to stockholders and in other communications by the Company (including this report), which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the extent of the adverse impact of any current or future pandemics or other natural disasters on our customers, prospects and business, including related supply chain shortage of goods; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; acquisitions including the Company’s pending acquisition of Cornerstone Financial Corporation; ability to meet other closing conditions to that acquisition; delay in closing the acquisition; difficulties and delays in integrating the businesses of Cornerstone Financial Corporation and the Company or fully realizing cost savings and other benefits; changes in consumer spending and saving habits; those risks described in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

PART I

Item 1. Business

General

The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the FDIC. The area served by the Bank, through its 29 branches, is generally an area within an approximate 50-mile radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of the New York City metropolitan area.

The Bank offers traditional retail banking services, one-to-four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.

On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of December 31, 2023, the Company had 209 total employees and 206 full-time equivalent employees.

On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock, for cash, of Noah Bank and Noah Bank was merged with and into the Bank.

On January 18, 2024, the Company announced its plans to acquire Cornerstone Financial Corporation, a New Jersey based bank holding company headquartered in Mount Laurel, New Jersey and the holding company for Cornerstone Bank, a New Jersey state chartered commercial bank (collectively Cornerstone Financial Corporation and Cornerstone Bank are referred to in this Form 10-K as “Cornerstone”).

Our headquarters and one of our branches are located at 183 Bayard Lane, Princeton, New Jersey 08540. Our telephone number is (609) 921-1700 and our website address is www.thebankofprinceton.com.

The Company has elected to prepare this Annual Report on Form 10- K and other annual and periodic reports as a “smaller reporting company” consistent with the rules of the SEC.

Competition

We have substantial competition in originating commercial and consumer loans in our market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages over us, including greater financial resources and higher lending limits, more aggressive marketing campaigns, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Among other things, this competition could reduce our interest income and net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

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

Commercial Real Estate and Multi-family. At December 31, 2023, commercial real estate and multi-family loans amounted in the aggregate to $1.14 billion, or 73.8% of the total loans receivable. Our commercial real estate portfolio has increased $269.3 million or 30.8% since December 31, 2022, when commercial real estate and multi-family loans amounted to $873.6 million, or 63.7%, of our total portfolio.

The commercial real estate and multi-family loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At December 31, 2023, the average commercial and multi-family real estate loan size was approximately $1.9 million.

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

Set forth below is a brief description of our three largest commercial real estate or multi-family loans:

-

The largest commercial real estate loan is a $31 million loan (split between two loans, $29 million and $2 million). This loan exceeds the Bank’s internal lending limit with approval of the Bank’s loan committee but still is below the regulatory lending limit of $38.0 million. The proceeds were used to refinance an existing loan, with cash out being escrowed and released in the future upon meeting certain requirements. The property is an eight-story mixed use property located in Brooklyn, NY with 69 residential units and one commercial unit with a loan-to-value of 70%. The borrower is paying in accordance with the loan terms as of December 31, 2023.

-

The second largest commercial real estate loan is a $23.3 million loan. The proceeds were used to refinance an existing loan with cash out for future real estate investments. The property is an industrial warehouse located in East Windsor, NJ with a loan-to-value of 59%. The borrower is paying in accordance with the loan terms as of December 31, 2023.

-

The third largest commercial real estate loan is a $20.7 million loan. The proceeds were used to refinance an existing loan. The property is an eight-story mixed use property located in Queens, NY with 49 residential units and two commercial units with a loan-to-value of 56%. The borrower is paying in accordance with the loan terms as of December 31, 2023.

Commercial and Industrial Loans. At December 31, 2023, commercial and industrial loans amounted in the aggregate to $51.0 million, or 3.3%, of the total loan portfolio. Our commercial and industrial portfolio has increased $22.1 million, or 76.6%, since December 31, 2022, when commercial and industrial loans amounted to $31.3 million, or 2.3%, of our total loan portfolio.

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

Set forth below is a brief description of our three largest commercial and industrial loans:

-

The largest commercial and industrial loan is a $9.9 million loan. The proceeds were used for business purposes and completion of capital improvements. The collateral is a lien on all business assets. The borrower is paying in accordance with the loan terms as of December 31, 2023.

-

The second largest commercial and industrial loan is a $5.0 million loan. The proceeds were used as a fully drawn business line of credit for general purposes. The loan is secured by real estate and cash collateral. The borrower is paying in accordance with the loan terms as of December 31, 2023.

-

The third largest commercial and industrial loan is a $3.5 million loan. The proceeds were used for working capital for future business opportunities. The loan is unsecured. The borrower is paying in accordance with the loan terms as of December 31, 2023.

Construction Loans. We originate various types of commercial loans, including construction loans, secured by collateral such as real estate, business assets and personal guarantees. The loans are solicited on a direct basis and through various professionals with whom we maintain contact and by referral from our directors, stockholders and customers. At December 31, 2023, our construction loans amounted to $310.2 million, or 20.0% of our total loans receivable. The average size of a construction loan was approximately $4.6 million at December 31, 2023. Our construction loans portfolio has decreased $107.4 million or 25.7% since December 31, 2022, when construction loans amounted to $417.5 million, or 30.5% of our total loans receivable. Construction lending represents a segment of our loan portfolio and is driven primarily by market conditions. Loans to finance construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay monthly payments during the construction phases of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Bank if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to mitigate risk, financial statements and tax returns are obtained from borrowers on an annual basis. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based on a common index plus a stipulated margin. Additional fees may be charged as funds are disbursed. As units are completed and sold, we require that payments to reduce principal outstanding be made prior to them being released. We may permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary areas.

Set forth below is a brief description of our three largest construction loans or loan relationships:

-

The largest construction loan is a $32.5 million participation loan. The Bank’s share is 76.9% of the total loan amount. The proceeds are being used to construct a 9-story residential building consisting of 89 residential units in Brooklyn, NY. The project is approximately 14% complete. The borrower is paying in accordance with the loan terms as of December 31, 2023.

-

The second largest construction loan is a $28.1 million ($11.78 million non-revolver and $16.3 million revolver two phase loan.) The proceeds are being used to construct an eight-story building project consisting of 159 residential units in Monroe, NY. The project’s phase 1 is approximately 99% complete. The borrower is paying in accordance with the loan terms as of December 31, 2023.

-

The third largest construction loan is a $25.0 million loan to purchase land for future construction of a mixed-use property consisting of residential units and commercial/retail office space in Jersey City, NJ. The borrower is paying in accordance with the loan terms as of December 31, 2023.

Residential First-Lien Mortgage Loans. We offer a narrow range of prime residential first-lien mortgage loans at competitive rates. Our customers, stockholders and local real estate brokers are a significant source of these loans. We strive to process, approve and fund loans in a timeframe that meets the needs of our borrowers. Generally, we originate and retain non-conforming residential first-lien mortgage loans and refer conforming residential first-lien mortgage loans to a third party, whereby we may earn a fee. At December 31, 2023, our residential first-lien loans amounted to $38.0 million, or 2.5%, of our total portfolio. Our residential first-lien loan portfolio has decreased $5.1 million, or 11.8%, since December 31, 2022, when residential first-lien loans amounted to $43.1 million, or 3.2%, of our total loan portfolio.

Home Equity Loans and Consumer Loans. We generate these loans and lines of credit primarily through direct marketing at our branch locations, referrals from local real estate brokers and, to a lesser extent, by targeted direct marketing programs such as mail and electronic mail. Consumer loans are solicited on a direct basis and upon referrals from our directors, stockholders and existing customers.

Loans Receivable, Net. Loans receivable, net increased from $1.37 billion at December 31, 2022, to $1.55 billion at December 31, 2023, an increase of $178.0 million, or 13.0%. The increase was attributable to an increase in commercial real estate loans of $269.3 million and an increase in commercial and industrial loans of $22.1 million, partially offset by a decrease of $107.4 million in construction loans.

The following table details our loan maturities by loan segment and interest rate type:

	December 31, 2023
	Due in one year or less	Due after one through five years	Due after five years through fifteen years	Due after fifteen years	Total
(Dollars in thousands)
Commercial real estate	$58,707	$316,614	$382,800	$384,743	$1,142,864
Commercial and industrial	20,948	10,586	19,088	339	50,961
Construction	292,979	9,424	—	7,784	310,187
Residential first-lien mortgage	—	60	5,347	32,633	38,040
Home equity/consumer	208	251	3,189	4,433	8,081

Total loans	$372,842	$336,935	$410,424	$429,932	$1,550,133

Amount due after one year	Fixed Rate	Variable Rate
(Dollars in thousands)
Commercial real estate	$278,786	$805,371
Commercial and industrial	15,985	14,028
Construction	280	16,928
Residential first-lien mortgage	32,967	5,073
Home equity/consumer	1,920	5,953

Total loans	$329,938	$847,353

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

	December 31,
	2023	2022
(Dollars in thousands)
Commercial real estate	$4,485	$—
Commercial and industrial	2,116	—
Construction	—	148
Residential first-lien mortgage	107	118
Home equity/consumer	—	—

Total nonaccrual loans	6,708	266
Troubled debt restructurings (TDRs) - performing	—	5,882
Accruing loans 90 days or more past due	—	184

Total nonperforming loans and performing TDRs	6,708	6,332
Other real estate owned	—	—

Total nonperforming assets and performing TDRs	$6,708	$6,332

See Note 5 - “Loans Receivable” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding our loans not classified as nonperforming assets as of December 31, 2023 and for other information on our loan ratings of special mention, substandard and doubtful, all of which contain varying degrees of potential credit problems that could result in the loans being classified as nonaccrual, past-due 90 or more days or troubled debt restructurings in a future period.

Analysis of Allowance for Credit Losses. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL” or “ASC 326”), which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under CECL methodology is applicable to financial measured assets at amortized cost, including loan receivables. Available-for-sale (“AFS”) debt securities are included and require credit losses to be presented as an allowance rather than as a write-down. It also applies to off-balance sheet credit exposure, such as unfunded loan commitments, standby letters of credit and other similar instruments.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2023 are presented under ASC 326 while prior periods continue to be reported in accordance with previous applicable GAAP. The Company recorded a net decrease of $284 thousand to retained earnings as of January 1, 2023 for the cumulative effect of adopting ASC 326, which included a net deferred asset of $110 thousand. The transition adjustment includes a $301 thousand decrease to the allowance for credit losses and the increase of $695 thousand in the allowance of credit losses on off-balance sheet credit-exposures.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, construction loans, commercial and industrial loans, residential loans and home equity line of credit (HELOC)/consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributed to existing loan balances, and considering historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information used is that experienced by the Company or by a selection of peer banks, when appropriate.

Commercial real estate - Loans in this segment include owner-occupied commercial real estate, non-owner-occupied commercial real estate and multi-family dwellings within the Company’s market area. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and monitors the cash flow of these loans.

Construction – Loans in this segment include primarily construction of condominium projects or single-family homes and subdivisions. Exposure to loans in this segment can come from construction delays, slow unit sales and insufficient interest reserves. The Company often requires personal and corporate guarantees as additional security on the loan. Management relies on progress reports and third-party experts prior to the release of additional funds.

Commercial and industrial loans - Loans in this segment are primarily for commercial business assets and/or purposes, which usually carry a personal guarantee from the business owners. Repayment is expected from the cash flow of the business. A weakened economy, and resultant decrease in consumer spending, will have an effect on quality in this segment.

Residential real estate loans – This portfolio segment consists of first lien secured by one-to-four family residential properties. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Consumer/HELOC loans – Loans in this segment are secured and repayment is dependent on the credit quality of the individual borrower and include junior-lien mortgages.

Credits with Similar Risk Characteristics.

The Company is using Discounted Cash Flow Method (“DCF”) in estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. The model calculates an expected loss percentage for each segment by considering the probability of default, using life-of-loan analysis periods for all segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between historical period used to calculate historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used calculate the allowance for credit losses for loans that share similar risk characteristics with other loans adjusted for differences between the historical loss and severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: a) lending policy and procedures; b) economic conditions; c) volume of the loan portfolio; d) experience and depth of lending management; e) level of delinquencies; f) quality of our loan review system; g) the value of underlying collateral for collateralized loans and h) level of concentration of a particular segment.

Individually Evaluated Financial Assets.

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan, except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral. In these cases, expected credit loss is measured as the difference between amortized cost basis and the loan and the fair value of the collateral less disposal costs (such as sales costs, transfer taxes and unpaid real estate taxes).

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments.

The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which are included in other liabilities on the consolidated statements of financial condition. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period of exposure that are not unconditionally cancellable by the Company by applying the loss factors used in the ACL methodology to the result of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense.

As of December 31, 2023, the allowance for credit losses on loans was $18.5 million as compared to $16.5 million as of December 31, 2022. The $2.0 million increase in the allowance for credit losses was attributed to a $1.8 million provision related to the Bank’s loan portfolio, $1.7 million for CECL day 1 provision and $601 thousand associated with purchased credit deteriorated loans, partially offset by $1.8 million of net-charge offs recorded during 2023 and $301 thousand related to the adoption of CECL effective January 1, 2023.

The following table presents a summary of our allowance for credit losses on loans and nonaccrual loans by total loans and a summary of net charge-offs by loan segments:

	As of and for Year Ended
	December 31,
	2023	2022
	(Dollars in thousands)
Allowance for credit losses to total loans outstanding:	1.19%	1.20%
Allowance for credit losses on loans	$18,492	$16,461
Total loans outstanding	$1,550,133	$1,372,824
Nonaccrual loans	$6,708	$266
Allowance for credit losses to nonaccrual loans	275.7%	6188.3%
Nonaccrual loans to total loans outstanding	0.43%	0.02%

Net charge-offs (recoveries) during the period to average loans outstanding
Commercial real estate	0.17%	0.05%
Net charge-offs	$1,659	$459
Average amount outstanding	$986,974	$850,192
Commercial and industrial	0.00%	0.00%
Net recoveries	$(2)	$—
Average amount outstanding	$42,850	$54,847
Construction	0.04%	0.02%
Net charge-offs	$148	$100
Average amount outstanding	$371,037	$416,508
Residential first-lien	0.00%	0.00%
Net charge-offs	$2	$—
Average amount outstanding	$40,831	$46,379
Home equity/consumer	0.00%	0.00%
Net charge-offs	$—	$—
Average amount outstanding	$7,812	$7,575
Total loans	0.12%	0.04%
Net charge-offs	$1,807	$559
Average amount outstanding	$1,449,504	$1,375,501

The following table presents the allocation of the allowance for credit losses by portfolio segment for the years presented. The allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	2023		2022
	Amount	Loan Balance as % of Total Loans	Amount	Loan Balance as % of Total Loans

Commercial real estate	$16,047	73.7%	$8,554	63.6%
Commercial and industrial	488	3.3%	271	2.3%
Construction	1,145	20.0%	6,389	30.4%
Residential first-lien mortgage	725	2.5%	236	3.1%
Home equity/consumer	87	0.5%	45	0.6%
Unallocated	—	0.0%	966	0.0%

Total loans	$18,492	100.0%	$16,461	100.0%

See Note 5 – “Loans Receivable” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding our allowance for credit losses.

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

Securities available-for-sale, which are carried at fair value, increased $8.0 million, or 9.5%, to $91.4 million at December 31, 2023 from $83.4 million at December 31, 2022. The increase was primarily due to $8.4 million in purchases of available-for-sale securities during 2023, the addition of $6.5 million from the Noah acquisition, and $1.1 million attributed to a reduction in the unrealized losses associated with the available-for-sale portfolio, partially offset by principal repayments of $4.9 million and $1.6 million of maturities or calls.

The following table summarizes the weighted-average yields based on maturity distribution schedule of the amortized cost of AFS debt securities at December 31, 2023. Interest income presented in this Form 10-K for tax-advantaged obligations of state and political subdivisions has not been adjusted to reflect fully taxable-equivalent interest income. Expected maturities may differ from contractual maturities because the securities may be called without any penalties.

	One year or less	After one through five years	After five through ten years	After ten years	Total

(Dollars in thousands)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	$16	$250	$1,211	$41,157	$42,634

U.S. government agencies	—	954	1,703	2,634	5,291
Obligations of state and political subdivisions	—	4,855	27,943	8,011	40,809
Small business association (SBA) securities	—	262	1,485	871	2,618

Total	$16	$6,321	$32,342	$52,673	$91,352

(Yield on securities)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	2.96%	3.06%	2.50%	3.26%	3.24%
U.S. government agencies	—	2.84%	2.00%	2.33%	2.32%
Obligations of state and political subdivisions	—	3.21%	2.59%	2.36%	2.62%
Small business association (SBA) securities	—	7.16%	6.74%	5.38%	6.33%

Total	2.96%	3.31%	2.75%	3.11%	3.00%

At December 31, 2023, there were no security holdings of any one issuer in an amount greater than 10.0% of our total stockholders’ equity. See Note 4 – “Investment Securities” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding debt securities.

Cash and Due from Banks and Interest-earning Bank Balances

Cash and due from banks and interest-earning bank balances increased from $25.3 million at December 31, 2022 to $34.5 million at December 31, 2023, an increase of $9.2 million, or 36.5%. The increase in cash and due from banks and interest-earning banks’ balances was primarily due to the Bank’s liquidity management.

Federal Funds Sold

Federal funds sold increased from $28.1 million at December 31, 2022 to $116.0 million at December 31, 2023, an increase of $88.0 million, or 313.6%. The increase in federal funds sold was primarily due to an increase in deposits partially offset by an increase in loans.

Premises and Equipment

Premises and equipment, net increased $2.7 million from December 31, 2022 to December 31, 2023 resulting from $2.5 million acquired in connection with the Noah acquisition, $1.7 million in a combination of purchases of new equipment and improvements, partially offset by $1.5 million in depreciation and disposals.

Goodwill and Core Deposit Intangible

At December 31, 2023, the Company had $8.9 million of goodwill and $1.4 million in core deposit intangible assets of which $1.3 million is remaining from the branch acquisition that occurred in May 2019 and $89,000 from the Noah acquisition.

Operating Lease Right-of-Use Asset

Operating lease right-of-use asset increased $7.4 million from $16.0 million at December 31, 2022 to $23.4 million at December 31, 2023 due to $10.5 million in leases acquired as part of the Noah acquisition partially offset by $2.4 million in amortization.

Equity Method Investments

The Company is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $5.0 million to the partnership. At December 31, 2023, the SBIC had a book value of $2.4 million. The unfunded commitment to the partnership was $2.4 million at December 31, 2023.

The Company invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Bank operates. The Company decides which loans are included in its investment. The Company has an outstanding commitment to fund up to $6.0 million and currently has $5.9 million funded. The unfunded commitment to the fund was $100,000 at December 31, 2023.

Accrued Interest Receivable and Other Assets

Accrued interest receivable increased $1.3 million from December 31, 2022 to December 31, 2023, primarily due to an increase in the outstanding principal balance of loans at December 31, 2023. Deferred taxes increased $3.9 million from December 31, 2022 to December 31, 2023, primarily due to the Noah acquisition. Bank owned life insurance increased $6.2 million from December 31, 2022 to December 31, 2023, primarily due to $5.0 million in purchases and a $1.3 million increase in cash surrender value resulting from the increase in interest rates. Other assets increased $4.5 million from December 31, 2022 to December 31, 2023, partially due to mortgage servicing rights of $1.6 million acquired in connection with the Noah acquisition.

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

During normal business practices the Bank will utilize deposits originated by brokers to support the Bank’s funding needs. At December 31, 2023 the balance of brokered deposits was $87.2 million, a decrease of $20.2 million from the $107.4 million outstanding at December 31, 2022.

At December 31, 2023, there were no customers whose deposit balances individually exceeded 5% of total deposits.

The following table presents the average balance of our deposit accounts and the average cost of funds for each category of our deposits, total uninsured deposits, and amount of uninsured portion of time deposits by maturity.

	2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
(Dollars in thousands)
Non-interest-bearing checking	$248,233	0.00%	$280,729	0.00%

Demand interest-bearing	250,312	1.46%	261,951	0.31%
Money market	311,478	3.07%	353,224	0.44%
Savings deposits	159,175	1.72%	220,222	0.32%
Time deposits	538,343	3.17%	293,627	0.99%

	$1,507,541	2.19%	$1,409,753	0.43%

	Amount	Amount
Uninsured deposits	$427,384	$456,729

The following table represents the uninsured time deposits by maturity.

	As of December 31,
	2023	2022
Uninsured time deposits maturity	(Dollars in thousands)
Three months or less	$10,796	$1,822
Over three through six months	22,609	6,060
Over six through twelve months	28,715	14,586
Over twelve months	6,678	19,942

Total uninsured time deposits	$68,798	$42,410

The uninsured portion of deposits is any balance that exceeds the FDIC insurance limit of $250,000.

See the liquidity discussion within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K for more information regarding our available funds.

Total deposits increased from $1.35 billion at December 31, 2022 to $1.64 billion at December 31, 2023, an increase of $288.0 million, or 21.4%, included in this increase was $192.7 million acquired from Noah Bank. Non-interest-bearing deposits decreased $15.8 million, or 6.0%, to $249.3 million at December 31, 2023. The Company acquired $55.2 million of non-interest-bearing deposits during 2023. Interest-bearing deposits increased $303.8 million, or 28.1%, included in this increase was $136.9 million of interest-bearing deposits acquired from Noah Bank, to $1.39 billion at December 31, 2023.

Borrowings

At December 31, 2023, the Company had no borrowings outstanding. At December 31, 2022, the Company had $10.0 million in overnight borrowings from the FHLB-NY.

Accrued Interest Payable, Lease Liabilities and Other Liabilities

Accrued interest payable increased $8.1 million from $1.0 million at December 31, 2022 to $9.2 million at December 31, 2023. The increase was primarily the result of the increase in interest rates offered on deposit accounts during 2023 as well as the increase in deposit balances due partially to the Noah acquisition. Lease liabilities increased $7.5 million due primarily to the Noah acquisition. Other liabilities increased $454,000.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2023 increased $20.6 million or 9.4% when compared to the end of 2022. This increase was primarily due to the $25.8 million of earnings recorded during 2023, partially offset by $7.4 million of cash dividends paid during the period. Other increases in stockholders’ equity were $989,000, $807,000 and $779,000 due to stock options exercised, stock-based compensation and other comprehensive income, respectively. The ratio of equity to total assets at December 31, 2023 and December 31, 2022, was 12.5% and 13.7%, respectively.

Other Services

To further attract and retain customer relationships, we provide a standard array of additional community banking services, which include the following:

Money orders	Direct deposit	Automated teller machines
Cashier’s checks	Safe deposit boxes	On-line banking
Wire transfers	Night depository	Remote deposit capture
Debit cards	Bank-by-mail	Automated telephone banking

We also offer, on a limited basis, payroll-related services and credit card and merchant credit card processing through third parties whereby we do not undertake credit or fraud risk.

Internet Banking

We advertise but do not actively solicit new deposits or loans through our website. We utilize a qualified and experienced internet service provider to furnish the following types of customer account services:

Full on-line statements	Transaction histories
On-line bill payment	Transaction details
Account inquiries	Account-to-account transfers
Mobile banking

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

Staffing

As of December 31, 2023, we had approximately 206 full-time equivalent employees.

Supervision and Regulation

General. We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and conditions to our ability to repurchase stock or to pay dividends. The Company is a registered bank holding company and, as such is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is also subject to the supervision and examination by the FDIC, as their primary federal regulator and as the insurer of the Banks’ deposits. The Bank is also regulated and examined by the New Jersey Department of Banking and Insurance (the “Department”). These regulators have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

Holding Company. The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the Federal Reserve before it can acquire all or substantially all of the assets of any bank or acquire ownership or control of 5% or more of any voting shares of any bank. Such a transaction would also require approval of the Department.

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

As a public company with our securities listed for trading on the NASDAQ stock market, the Company is subject to the disclosure and regulatory requirements of the SEC, including under the Securities Act of 1933, as amended, and the Exchange Act, and the rules and listing standards of the NASDAQ stock market.

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

The DIF has a designated reserve (target) ratio (“DRR”) of 2.00% of the estimated insured deposits. The FDIC has adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35 percent within 8 years of establishment, because the reserve ratio was 1.30 percent as of June 30, 2020. Increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank that reduced the DIF balance coupled with strong growth in uninsured deposits, resulted in the reserve ratio declining to 1.10 percent as of June 30, 2023. The Restoration Plan maintains the current schedule of assessment rates for all insured depository institutions. Dividends are required to be paid to the industry should the DRR exceed 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The assessment base for insured depository institutions is the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.

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

Capital rules require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards described above. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2023, the Bank met all capital adequacy requirements on a fully phased-in basis.

In determining compliance with the risk-based capital requirement, a banking organization is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets. At December 31, 2023, the Bank exceeded all its regulatory capital requirements.

Any banking organization that fails any of the capital requirements is subject to possible enforcement action by the FDIC. Such action could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The FDIC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

A banking organization generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. A banking organization which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized organizations are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions. At December 31, 2023, the Bank was not subject to any of the above mentioned restrictions.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that banks meet the credit needs of all of their assessment area, as established for these purposes in accordance with applicable regulations based principally on the location of branch offices, including those of low-income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” Our record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2023, we maintained a “satisfactory” CRA rating. On October 24, 2023, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Dodd-Frank Act. The Dodd-Frank Act became law on July 21, 2010. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry, including regulated financial institutions such as us, as well as non-banks and others who are involved in the consumer finance industry. The CFPB has exclusive authority through formal rulemaking, as well as through the issuance of orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial protection laws, to oversee non-federally regulated entities, to prevent practices that the CFPB deems unfair, deceptive or abusive. While the CFPB has these extensive powers to interpret, administer and enforce federal consumer financial protection laws, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over us on matters otherwise falling within the CFPB’s jurisdiction because we have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

Loans to One Borrower. New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank, or up to 25% of the capital funds of the bank if the additional 10% is fully secured by collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of the loans and extensions of credit over the 15% limit. At December 31, 2023, the Bank’s lending limit to one borrower under regulatory guidelines was $38.1 million, but our Board of Directors has set an internal lending limit of approximately 75.0% of the legal lending limit or $28.6 million.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Bank’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.

Our risk factors can be broadly summarized by the following categories:

• Risks Related to the Pending Acquisition of Cornerstone

• Credit and Interest Rate Risks

• Risks Related to the Bank’s Common Stock

• Economic Risks

• Operational Risks

• Strategic Risks

• Risks Related to the Regulation of our Industry

RISKS RELATED TO THE COMPANY’S PENDING ACQUISITION OF CORNERSTONE

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the transaction.

In connection with the Company’s pending acquisition of Cornerstone (See Item 1. Business – General), before the acquisition can be completed, the Company and the Bank must obtain approval of the acquisition from the FDIC, the New Jersey Department of Banking and Insurance and the Federal Reserve. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of the Company, the Bank and Cornerstone, and other factors. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or a delay in their receipt. These regulators may impose conditions on the completion of the acquisition or require changes to the terms of the Merger Agreement. Such conditions or changes could have the effect of delaying or preventing completion of the acquisition or imposing additional costs on or limiting the revenues of the Company following the completion of the acquisition, any of which might have an adverse effect on the Company following the acquisition.

The acquisition may be more difficult, costly or time-consuming than expected and the anticipated benefits of the transaction may not be realized.

The success of the acquisition, including anticipated benefits, will depend, in part, on the Company’s ability to successfully combine and integrate Cornerstone into the Company in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of the Bank’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Bank’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits of the transaction. The loss of key employees could adversely affect the Bank’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Bank experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. As with any acquisition, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts by the Bank will also divert management’s attention and resources. These integration matters could have an adverse effect on the Bank during the transition period and for an undetermined period after completion of the acquisition.

The Merger Agreement may be terminated in accordance with its terms, and the acquisition may not be completed.

The Merger Agreement is subject to a number of customary closing conditions that must be satisfied or waived in order to complete the acquisition, including the receipt of the requisite regulatory approvals. These conditions to the closing of the acquisition may not be satisfied or waived in a timely manner or at all, and, accordingly, the acquisition may be delayed or may not be completed. In addition, Cornerstone or the Company may elect to terminate the Merger Agreement in certain other circumstances.

Termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences. For example, the Bank’s business may have been impacted adversely by the failure to pursue other opportunities due to management’s focus on the acquisition, without realizing any of the anticipated benefits of completing the acquisition. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Cornerstone acquisition will be completed.

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

Our loan portfolio is made up largely of commercial real estate loans and commercial construction loans. At December 31, 2023, we had approximately $1.14 billion of commercial real estate loans, which represented 73.8% of our total loan portfolio. Our commercial real estate loans include loans secured by owner-occupied and non-owner-occupied tenanted properties for commercial uses and multi-family loans. The portfolio also consists of construction loans of approximately $310.2 million, or 20.0%, of our total loan portfolio as of December 31, 2023. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2023, we had $51.0 million of commercial and industrial loans, which represented 3.3% of our total loan portfolio.

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

Loans secured by owner-occupied real estate are reliant on the underlying operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate market. In general, construction and land lending involve additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These small to mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. In addition, the success of a small to mid-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Any economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

Our allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for credit losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about external factors, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses and may require an increase in our allowance for credit losses. Although we believe that our allowance for credit losses at December 31, 2023 is adequate to cover known and probable incurred losses included in the portfolio, we cannot provide assurances that we will not further increase the allowance for credit losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

Increased interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last two years, the fair value of our securities classified as available for sale has declined. These securities make up a majority of the securities portfolio of the Company, resulting in unrealized losses embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

The financial services industry is undergoing a period of great volatility and disruption.

Changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, most of which have occurred, could directly impact us in one or more of the following ways:

•

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings. Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest earning assets, and the interest we pay on deposits, and borrowings (when applicable). The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

•

The market value of our securities portfolio may decline and result in other than temporary impairment charges. The value of the securities in our portfolio is affected by factors that impact the U.S. securities markets in general as well as specific financial sector factors and entities. Uncertainty in the market regarding the financial sector has at times negatively impacted the value of securities within our portfolio. Further declines in these sectors may in future result in other than temporary impairment charges.

•	Asset quality may deteriorate as borrowers become unable to repay their loans.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve, and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our interest earning assets and compresses our net interest margin. In addition, the economic value of equity could decline if interest rates increase. Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest earning assets, an increase in market rates of interest could reduce our net interest income.

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

The Company is a bank holding company and banking operations are conducted by its subsidiary, the Bank. The Company’s ability to pay dividends depends on its receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures, other cash flow requirements, and other factors deemed relevant by its Board of Directors. There is no assurance that the Bank will be able to pay dividends in the future, and if able, that the dividends will be at the same rate as 2023, or that the Company will generate adequate cash flow from the Bank to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Our stock price may reflect securities market conditions.

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

Market developments, including unemployment, price levels, stock and bond market volatility, and changes, including those resulting from world events, affect consumer confidence levels, economic activity and inflation. Changes in payment behaviors and payment rates may increase delinquencies and default rates, which could affect our earnings and credit quality.

OPERATIONAL RISKS

Further negative developments in the banking industry could adversely affect our business operations and our financial condition and results of operations.

The large bank failures during the first half of 2023 and related negative media attention generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. Similar developments in the future could negatively impact customer confidence in regional and community banks, which could prompt customers to move their deposits to larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

There has also been increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Company, designed to address the negative developments in the banking industry in 2023, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Company could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders in our market area, which is generally an area within an approximate 100-mile radius of Princeton and dominated by large statewide, regional and interstate banking institutions. Many of our competitors enjoy advantages, such as greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

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

Our deposits have been our primary funding source. In current market conditions, depositors may choose to redeploy their funds into higher yielding investments, the stock market or other investment alternatives, regardless of our effort to retain such depositors. If this occurs, it will hamper our ability to grow deposits and could result in a net outflow of deposits. Our average total deposits for the year ended December 31, 2023 of $1.51 billion were $100.1 million higher than the $1.41 billion for the year ended December 31, 2022. We will continue to focus on deposit growth, which we use to fund loan originations. However, if we are unable to sufficiently increase our deposit balances, we will be required to increase our use of alternative sources of funding, including FHLB advances, or to increase our deposit rates in order to attract additional deposits, each of which would increase our cost of funds.

We must maintain and follow high underwriting standards to grow safely.

Our ability to grow our assets safely depends on maintaining disciplined and prudent underwriting standards and ensuring that our relationship managers and lending personnel follow those standards. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge offs and may necessitate that we significantly increase our allowance for credit losses. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Additionally, damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “The Bank of Princeton” brand and associated trademarks. Defense of our reputation, including through litigation, could result in costs adversely affecting our business, results of operations, financial condition or prospects.

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

If we cannot favorably assess the effectiveness of our internal controls over financial reporting, we may be subject to additional regulatory scrutiny.

Like other banks of our size, our management is required to prepare a report that contains an assessment by management of the effectiveness of our internal control structure and procedures for financial reporting (including the Call Report that is submitted to the FDIC) as of the end of each fiscal year. The rules that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation and testing and possible remediation of internal control weaknesses. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence and the price of our common stock could be adversely affected, and we may be subject to additional regulatory scrutiny.

We rely on third parties to provide key components of our business infrastructure, and the failure of these parties to fulfil their obligations to us could disrupt our operations.

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third- party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The financial services industry has experienced an increase in both the number and severity of reported cyberattacks aimed at gaining unauthorized systems access as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions. Cybercrime risks have increased as electronic and mobile banking activities have increased. We are increasingly dependent on technology systems to run our core operations and to be a delivery channel to provide products and services to our customers. We also rely on the integrity and security of a variety of third-party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption. In many cases, in order for these systems to function, they must be connected to the internet, directly or indirectly. These connections open our systems to potential attacks by third parties seeking to steal our data, our customers’ information or to disable our systems. A successful attack on our systems could adversely affect our results of operations by, among other things, harming our reputation among current and potential customers if their information is stolen, disrupting our operations if our systems are impaired, the loss of assets which could be stolen in an attack and the costs of remediating our systems after an attack. Although we have security safeguards and take numerous steps to protect our systems from a potential attack, we can provide no assurance that these measures will be successful in preventing intrusions into our systems. A portion of our workforce (which changes based on management’s discretion) are working a portion of their work hours remotely which has only increased our risk in this area. Therefore, the Bank’s information technology department has instituted additional security measures with the use of laptop computers at home, such as specially loaded software providing more accessibility, increased monitoring of access logs, and the requirement for employees to bring their laptop computer into the office when working there. In addition, files and documents are only allowed to be transferred via the issued laptop computer; no personal emails can be used. The occurrence of a breach of security involving our customers could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about the Bank’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees, directors and customers. The inappropriate use of social media by the Bank’s customers, directors or employees could result in negative consequences such as remediation costs, remedial training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage the Bank’s reputation adversely affecting customer or investor confidence.

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

We are subject to extensive governmental supervision, regulation and control. The Company is subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC and the New Jersey Department of Banking and Insurance. These laws and regulations are subject to change and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations.

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

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Thus, any borrowing or capital raised to make a capital injection becomes more difficult and expensive and could have an adverse effect on the Company’s business, financial condition, and results of operations.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking, and accounting systems, use their own information systems and electronic resources. Any of these systems can be compromised, including through the employees, customers, and other individuals who are authorized to use them, and bad actors who use a sophisticated and constantly evolving set of software, tools, and strategies to do so. Moreover, the nature of our business as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. For additional information see “Item 1A. Risk Factors—Operational Risks.”

Accordingly, we have long devoted significant resources to assessing, identifying, and managing risks associated with cybersecurity threats, including:

•	an in-house team dedicated to information and cybersecurity, responsible for conducting regular evaluations of our information systems, existing controls, vulnerabilities, and potential enhancements;

•	tools for continuous monitoring capable of detecting and aiding in the response to cybersecurity threats in real-time;

•

conducting thorough due diligence on our third-party service providers, evaluating their cybersecurity practices, and requiring contractual commitments from them to implement specific cybersecurity measures;

•

collaboration with third-party cybersecurity experts who perform periodic penetration testing, vulnerability assessments, and other procedures to pinpoint potential weaknesses in our systems and processes; and

•	regular cybersecurity training sessions for our staff.

This information security program is a key part of our overall risk management system, which is administered by our Information Security Officer. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.

We face a number of cybersecurity risks in connection with our business. From time-to-time, we have identified cybersecurity threats and cybersecurity incidents that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations, and financial condition.

Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Officer (“CIO”). Our CIO has been in the role since May 2021, and has 30 years of experience in technology risk management and cybersecurity, primarily within the financial services sector.

In addition, our board of directors is responsible for the oversight of risk management. In that role, our board of directors, with support from our cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our board of directors receives quarterly reports from our management team regarding cybersecurity risks, and our efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.

Item 2. Properties

We conduct our operations from our headquarters and branch located at 183 Bayard Lane, Princeton, New Jersey, an operations center at 403 Wall Street, Princeton, New Jersey, and from 28 other branch locations in New Jersey, Pennsylvania and New York. The following table sets forth certain information regarding the Bank’s properties as of December 31, 2023:

Location	Leased or Owned	Date of Lease Expiration[1]
Corporate Headquarters and Branch 183 Bayard Lane Princeton, NJ	Leased	October 31, 2028

Operations Center 403 Wall Street Princeton, NJ	Leased	February 28, 2026

Hamilton Branch 339 Route 33 Hamilton, NJ	Leased	October 30, 2025

Pennington Branch 2 Route 31 Pennington, NJ	Leased	April 30, 2027

Montgomery Branch 1185 Route 206 North Princeton, NJ	Leased	April 30, 2025

Monroe Branch 1 Rossmoor Drive Monroe Township, NJ	Leased	July 31, 2030

Lambertville Branch 10-12 Bridge Street Lambertville, NJ	Owned	N/A

Lawrenceville Branch 2999 Princeton Pike Lawrenceville, NJ	Leased	October 30, 2025

Nassau Street Branch 194 Nassau Street Princeton, NJ	Leased	November 30, 2026

New Brunswick Branch 1 Spring Street, Suite 102 New Brunswick, NJ	Leased	March 31, 2027

Cream Ridge Branch 403 Rt 539 Cream Ridge, NJ	Leased	November 30, 2028

Chesterfield Branch 305 Bordentown-Chesterfield Road Chesterfield, NJ	Owned	N/A

Bordentown Branch 335 Farnsworth Avenue Bordentown, NJ	Owned	N/A

Browns Mills Branch 101 Pemberton Browns Mills Road Browns Mills, NJ	Owned	N/A

Deptford Branch 1893 Hurffville Road Deptford, NJ	Owned	N/A

Sicklerville Branch 483 Cross Key Road Sicklerville, NJ	Leased	February 1, 2026

Princeton Junction Branch 11 Cranbury Road Princeton Junction, NJ	Leased	October 10, 2024

Quakerbridge Branch 3745 Quakerbridge Road Hamilton, NJ	Leased	April 1, 2024

Lakewood Branch 12 American Avenue, 7B Lakewood, NJ	Leased	August 20, 2025

Piscataway Branch 1642 Stelton Road, Suite 410 Piscataway, NJ	Leased	March 31, 2027

North Wales Branch 1222 Welsh Road North Wales, PA	Leased	September 30, 2026

Cheltenham Branch 470 West Cheltenham Avenue Philadelphia, PA	Leased	January 25, 2026

Chinatown Branch 921 Arch Street Philadelphia, PA	Leased	September 30, 2027

Chestnut Street Branch 1839 Chestnut Street Philadelphia, PA	Leased	February 28, 2027

Kingston Branch 4442 Route 27 Kingston, NJ	Leased	March 31, 2028

Fort Lee Branch 2337 Lemoine Ave Fort Lee, NJ	Leased	November 30, 2027

Palisades Park Branch 449 Broad Ave Palisades Park, NJ	Leased	December 31, 2025

Flushing Branch 15404 Northern Blvd Flushing, NY	Leased	January 31, 2029

Jericho Branch 350 N Broadway #352 Jericho, NY	Leased	November 30, 2028

Elkins Park Branch 7301 Old York Rd Elkins Park, PA	Leased	May 31, 2041

[1]	The expiration date is based on the next upcoming maturity date and does not take into consideration any renewal/extensions dates.

Item 3. Legal Proceedings

From time to time the Company is a defendant in various legal proceedings arising in the ordinary course of our business. However, in the opinion of management of the Company, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities or others.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the “NASDAQ Global Select Market” under the ticker symbol “BPRN.” As of March 4, 2024, there were approximately 2,415 holders of our common stock.

Recent Sales of Unregistered Securities

None.

Dividends

The Company declared and paid cash dividends of $0.30 per share in each quarter for the year ended December 31, 2023. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

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

Performance Graph

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Company, NASDAQ Composite Index, SNL Mid-Atlantic Bank Index, and Peer Group made up of banks and thrifts with total assets between $1.00 billion and $3.00 billion for the periods indicated. The graph below represents $100 invested in our Bank’s common stock at its closing price on December 31, 2018.

Princeton Bancorp, Inc.

Total Return Performance
Princeton Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Peer Group
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Princeton Bancorp, Inc.	100.00	113.60	85.98	110.18	123.16	144.98
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	142.19	128.53	162.33	137.10	166.23
Peer Group	100.00	114.61	97.79	125.48	124.42	123.09

Peer group includes Banks and Thrifts with total assets between $1B – $3B

Source: S&P Global Market Intelligence

© 2024

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2023. See Note 15 “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the material features of each plan.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under compensation plans
Equity Compensation Plans approved by security holders	328,637	$19.44	246,883
Equity Compensation Plans not approved by security holders	—	—	—

Total	328,637	$19.44	246,883

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

•	Overview and Strategy

•	Comparison of Financial Condition at December 31, 2023 and December 31, 2022

•	Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

•	Rate/Volume Analysis

•	Liquidity, Commitments and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Exposure to Changes in Interest Rates

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Standards

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

We also intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following: finding suitable candidates for acquisition; attracting funding to support additional growth within acceptable risk tolerances; maintaining asset quality; retaining the target’s customers and key personnel; obtaining necessary regulatory approvals; conducting adequate due diligence and managing known and unknown risks and uncertainties; integrating acquired businesses; and maintaining adequate regulatory capital. The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

General. Total assets were $1.92 billion at December 31, 2023, an increase of $314.7 million, or 19.7% when compared to $1.60 billion at the end of 2022 due primarily to the Noah acquisition. The primary components of the increase in total assets were an increase in loans of approximately $178.0 million and an increase in cash and cash equivalents of approximately $97.2 million. The increase in loans receivable primarily consisted of a $269.3 million increase in commercial real estate loans and a $19.6 million increase in commercial and industrial loans, partially offset by a $107.4 million decrease in construction loans during the twelve-month period covered.

Total liabilities increased by $294.1 million to $1.68 billion at December 31, 2023 from $1.38 billion at December 31, 2022. Total deposits at December 31, 2023 increased by $288.0 million, or 21.4%, when compared to December 31, 2022, primarily due to increases of $299.5 million in time deposits and $70.4 million in money market deposits partially offset by decreases in savings of $44.2 million, $21.8 million in interest checking, and $15.8 million in non-interest checking. The Bank had no outstanding borrowings at December 31, 2023 and $10 million in borrowings at December 31, 2022.

Total stockholders’ equity at December 31, 2023 increased $20.6 million or 9.4% when compared to the end of 2022. The increase was primarily due to the $17.9 million increase in retained earnings, consisting of $25.8 million in net income, the issuance of 50,900 shares resulting from the exercise of stock options and $807,000 of compensation expense related to restricted stock units, partially offset by $7.4 million of cash dividends recorded during the period. The ratio of equity to total assets at December 31, 2023 and at December 31, 2022, was 12.5% and 13.7%, respectively. The current period ratio decrease was primarily due to the Noah Bank acquisition.

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

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General.

For the year ended December 31, 2023, the Company recorded net income of $25.8 million, or $4.03 per diluted common share, compared to $26.5 million, or $4.11 per diluted common share, for the same period in 2022. The decrease was due to an increase of $10.2 million in non-interest expenses, a decrease in net interest income of $3.1 million, and an increase in provision for credit losses of $2.7 million, partially offset by an increase of $12.3 million in non-interest income and a decrease in income tax expense of $3.0 million attributable in part to the $9.7 million bargain purchase gain from its Noah Bank acquisition in May of 2023 that is not taxable. The results for 2023 were significantly impacted by purchase accounting adjustments resulting from the Noah Bank acquisition.

Net interest income.

Net interest income for the twelve-month period ended December 31, 2023 was $65.0 million, a decrease of $3.1 million, or 4.5%, from 2022. The decrease from the previous year was the result of an increase in interest expense of $27.2 million, or 452.7%, partially offset by an increase in interest income of $24.1 million, or 32.5%, both as a result of the 525 basis-point increase in federal funds interest rates since March 2022 and management’s strategic initiative to maintain high levels of primary liquidity in this uncertain rate environment.

Total interest and dividend income.

Total interest and dividend income increased $24.1 million, or 32.5%, to $98.2 million for the year ended December 31, 2023, compared to $74.1 million for the prior year. The improvement in interest income resulted from an increase in the yield on earning assets of 114 basis points to 5.94% for the twelve-month period ended December 31, 2023.

Interest income and fees on loans increased $18.3 million, or 25.8%, to $89.3 million for the year ended December 31, 2023, compared to $71.0 million for the prior year. The increase was attributable to both a $74.0 million increase in the average balance and a 100 basis point increase in the year-over-year average yield on loans to 6.16%, due to rising interest rates over the period.

Interest income on securities increased approximately $323,000, or 14.9%, for the year ended December 31, 2023 compared to the prior year. This increase was attributable to a 59 basis point increase in the yield earned on the securities portfolio, partially offset by a $7.2 million decrease in average balances.

Other interest and dividends increased $5.5 million, or 595.0%, to $6.4 million for the year ended December 31, 2023, compared to $923,000 for the prior year due to an increase in federal funds sold. This increase was due to a 415 basis point increase in the yield and a $43.1 million increase in average balances of federal funds sold.

Interest expense.

Total interest expense increased $27.2 million, or 452.7%, for the year ended December 31, 2023 compared to the prior year. This increase was the result of a 210 basis point increase in the cost of interest-bearing liabilities and an increase of $132.5 million in average interest-bearing liabilities.

Interest expense on borrowings was not significant for either period presented.

Provision for credit losses.

The provision for credit losses for the twelve months ended December 31, 2023 was $3.1 million compared with a provision of $400,000 for the 2022 period. The $3.1 million provision for 2023 consists of a $3.4 million provision associated with the company’s loan portfolio, offset by a credit to the provision of $430,000 associated with unfunded commitments. The provision for credit losses on loans includes $1.7 million related to non-purchased-credit-deteriorated loans acquired in the Noah acquisition and was also a result of loan net charge offs of $1.8 million. See the section above titled “Analysis of Allowance for Credit Losses” for a discussion of our allowance for credit losses methodology, including additional information regarding the determination of the provision for credit losses.

Non-interest income.

Total non-interest income for the year ended December 31, 2023 increased $12.3 million, or 252.1%, primarily due to the $9.7 million bargain purchase gain and an increase in loan fees of $1.7 million over the same period in 2022.

Non-interest expense.

For the year ended December 31, 2023, non-interest expense was $48.7 million, compared to $38.5 million for the same period in 2022. The increase was primarily due to merger-related expenses of $5.6 million during 2023 as well as increases in salaries and employee benefits of $2.9 million, occupancy and equipment of $1.2 million and data processing and communications of $538 thousand over the same period in 2022.

Income tax expense.

For the year ended December 31, 2023, income tax expense was $4.6 million resulting in an effective tax rate of 15.1% compared to income tax expense of $7.6 million and an effective tax rate of 22.2% for the year ended December 31, 2022. This decrease was due to the $9.7 million non-taxable bargain purchase gain from the Noah Bank acquisition, partially offset by $274 thousand of merger-related expenses that were not tax-deductible.

Average Balance Sheets. The following table sets forth average balance sheets, yields and costs, and certain other information for the years indicated. The average yields and costs of funds shown are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented. Net loan fees of $2.8 million and $5.0 million were recorded for the twelve months ended December 31, 2023 and 2022, respectively. Nonaccrual loans are included in the average balance of loans receivable, net for all periods presented. No tax-equivalent adjustments have been made.

	2023			2022			Change 2023 vs 2022
	Average	Income/	Yield	Average	Income/	Yield	Average	Yield
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,449,504	$89,278	6.16%	$1,375,501	$70,996	5.16%	$74,003	1.00%
Securities
Taxable available-for-sale	43,476	1,339	3.08%	47,358	986	2.08%	(3,882)	1.00%
Tax exempt available-for-sale	40,264	1,138	2.83%	43,549	1,167	2.68%	(3,285)	0.15%
Held-to-maturity	197	10	5.28%	204	11	5.39%	(7)	-0.11%
Federal funds sold	109,441	5,858	5.35%	66,292	797	1.20%	43,149	4.15%
Other interest earning-assets	10,064	557	5.53%	10,612	126	1.19%	(548)	4.35%

Total interest-earning assets	1,652,946	$98,180	5.94%	1,543,516	$74,083	4.80%	109,430	1.14%

Other non-earnings assets	122,321			101,940			20,381

Total assets	$1,775,267			$1,645,456			$129,811

Interest-bearing liabilities
Demand	$250,312	$3,654	1.46%	$261,951	$823	0.31%	$(11,639)	1.15%
Savings	159,175	2,742	1.72%	220,222	714	0.32%	(61,047)	1.40%
Money markets	311,478	9,565	3.07%	353,224	1,565	0.44%	(41,746)	2.63%
Certificates of deposit	538,343	17,085	3.17%	293,627	2,893	0.99%	244,716	2.19%

Total deposit	1,259,308	33,046	2.62%	1,129,024	5,995	0.42%	130,284	2.20%
Borrowings	2,343	118	5.01%	153	5	3.37%	2,190	1.65%

Total interest-bearing liabilities	1,261,651	$33,164	2.63%	1,129,177	$6,000	0.53%	132,474	2.10%

Non-interest-bearing deposits	248,233			280,729			(32,496)
Other liabilities	36,856			20,755			16,101

Total liabilities	1,546,740			1,430,661			116,079
Stockholders’ equity	228,527			214,795			13,732

Total liabilities and stockholder’s equity	$1,775,267			$1,645,456			$129,811

Net interest-earnings assets	$391,295			$414,339			$(23,044)
Net interest income; interest rate spread			3.31%			4.27%		-0.96%

Net interest margin		$65,016	3.93%		$68,083	4.41%	$(3,067)	-0.48%

Net interest margin FTE[1]			3.99%			4.47%		-0.48%

[1]	Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Twelve Months Ended December 31, 2023 vs . 2022 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$14,307	$3,975	$18,282
Securities available-for-sale
Taxable	440	(87)	353
Tax-exempt	62	(91)	(29)
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	4,260	801	5,061
Other interest and dividend income	438	(7)	431

Total interest and dividend income	$19,507	$4,590	$24,097

Interest expense:
Demand	$2,869	$(38)	$2,831
Savings	2,274	(246)	2,028
Money market	8,206	(206)	8,000
Certificates of deposit	10,300	3,892	14,192
Borrowings	4	109	113

Total interest expense	$23,653	$3,511	$27,164

Change in net interest income	$(4,147)	$1,080	$(3,067)

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

While deposits are our primary source of funds, when needed we are also able to generate cash through borrowings from the FHLB-NY. At December 31, 2023, we had remaining available capacity with FHLB-NY, subject to certain collateral restrictions, of $139.4 million.

Additionally, we are a shareholder of Atlantic Community Bancshares, Inc., and as such, as of December 31, 2023, we had available capacity with its subsidiary, Atlantic Community Bankers Bank of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days.

Contractual Obligations. We have non-cancelable operating leases for branch offices and our operations center. The following table is a schedule of future payments under operating leases with initial terms longer than 12 months at December 31, 2023:

Amount
Years ended December 31,	(In thousands)
2024	$3,162
2025	3,101
2026	2,914
2027	2,627
2028	2,487
Thereafter	16,312

Total	$30,603

The following table summarizes our contractual cash obligations relating to certificates of deposits:

Amount
Years ended December 31,	(In thousands)
2024	$519,151
2025	92,413
2026	22,410
2027	2,583
Thereafter	1,474

Total	$638,031

Capital Resources. Consistent with our goals to operate as a sound and profitable financial institution, we actively seek to maintain our status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2023, we met the capital requirements to be considered “well capitalized.” See Note 17 – “Regulatory Matters” in the Notes to Consolidated Financial Statements included within this Form 10-K for more information regarding our capital resources.

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

We had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31:

	2023	2022
	(In thousands)
Performance and standby letters of credit	$1,010	$1,420
Undisbursed construction loans-in-process	89,258	140,538
Commitments to fund loans	38,863	41,753
Unfunded commitments under lines of credit	4,697	5,800

Total	$133,828	$189,511

For additional information regarding our outstanding lending commitments at December 31, 2023, see Note 9 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Impact of Inflation

The financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2023, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2023, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$12,953	$7,633	$11,048	$11,502	$58,822	$(10,413)	$91,545
Loans receivable	458,104	239,716	376,200	405,918	61,229	(11,324)	1,529,843
Other interest-earnings assets (2)	133,401	—	—	—	—	17,156	150,557
Non-interest-earning assets	—	—	—	—	—	144,552	144,552

Total assets	$604,458	$247,349	$387,248	$417,420	$120,051	$(4,581)	$1,916,497

Interest-bearing liabilities:
Checking and savings accounts	$394,423	$—	$—	$—	$—	$—	$394,423
Money market accounts	354,005	—	—	—	—	—	354,005
Certificate accounts	94,627	429,863	112,106	1,435	—	—	638,031
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$843,055	$429,863	$112,106	$1,435	$—	$—	$1,386,459

Interest-earning assets less interest-bearing liabilities	$(238,597)	$(182,514)	$275,142	$415,985	$120,051	$(4,581)	$530,038

Cumulative interest-rate sensitivity gap (3)	$(238,597)	$(421,111)	$(145,969)	$270,016	$390,067

Cumulative interest-rate gap as a percentage of total assets at December 31, 2023	-12.45%	-21.97%	-7.62%	14.09%	20.35%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2023	71.70%	66.92%	89.46%	119.48%	128.13%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2023 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$Change	% Change	NPV Ratio	Change
		(Dollars in thousands)
300	$188,005	$1,581	0.85%	-10.79%	-4.74%
200	$194,762	$8,338	4.47%	-9.01%	-2.97%
100	$193,426	$7,002	3.76%	-7.48%	-1.43%
Static	$186,424	$—		-6.05%
(100)	$198,504	$12,080	6.48%	-4.11%	1.94%
(200)	$215,642	$29,218	15.67%	-2.17%	3.88%
(300)	$216,134	$29,710	15.94%	-0.34%	5.71%

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

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents our estimate of losses expected in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents our estimate of losses expected in our unfunded loan commitments and is recorded in other liabilities on the balance sheet. The allowance for credit losses is increased by the provision for credit losses and recoveries and decreased by charge-offs. Generally, loans deemed to be uncollectible are charged-off against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for loan losses. All, or part, of the principal balance of loans receivable are charged off to the allowance for credit losses when it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

Goodwill and Core Deposit Intangible. For mergers and acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their fair value. The difference between consideration and the net fair value of assets acquired is recorded as goodwill or a bargain purchase gain if the acquired net fair value of assets acquired exceeds the consideration. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the merger or acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. Both goodwill and the core deposit intangible asset are reviewed for impairment annually or when events and circumstances indicate that an impairment may have occurred. Applicable accounting guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. The Company performed its annual review at May 31, 2023 and determined that it was more than 50% probable the fair value of the Reporting Unit exceeds the then Carrying Value, therefore a quantitative test was not required as of May 31, 2023.

Recently Issued Accounting Standards

See Note 1- “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

THE BANK OF PRINCETON

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Princeton Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Princeton Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 upon the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC 326).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 5 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $18.5 million as of December 31, 2023, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Upon adoption of ASC 326 on January 1, 2023, the Company recorded a cumulative effect adjustment to opening retained earnings which increased the ACL for loans and the reserve for off-balance sheet credit exposures recorded in other liabilities. Management determined the amounts, and corresponding provision for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of its historical losses, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. Management incorporates the use of third-party software to arrive at an expected life-of-loan loss amount based on discounted cash flow estimate at the loan level. The amount and timing of cash flows is determined using assumptions for probability of default and loss given default (PD/LGD); expected term; and forecasted economic factors. The results of these calculations are then qualitatively adjusted by management based on pool-specific attributes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, the following:

•	Reviewing the Company’s procedures to validate the model and ensure that the model was conceptually sound.

•	Evaluating the segmentation of loans into pools with similar risk characteristics.

•	Testing assumptions used in the calculation of discounted cash flows, including prepayment speeds and expected loan terms.

•	Testing management’s process for determining the qualitative reserve components.

•	Testing the completeness and accuracy of data used in the model.

Acquisition Method of Accounting – Valuation of Acquired Loan Portfolio

Critical Audit Matter Description

As described in Note 2 to the financial statements, on May 19, 2023, the Company completed its acquisition of Noah Bank for total consideration of $25.4 million. The fair value of total assets acquired as a result of the merger totaled $239.5 million, with loans totaling $185.9 million. Acquired loans were initially recorded at their acquisition-date fair value with the assistance of a management-engaged specialist. Fair values were based on a discounted cash flow methodology that involved assumptions and judgments regarding credit risk, market interest rates, collateral values, discount rates, prepayments assumptions and other market factors. In addition, a provision for credit loss of $1.7 million was recorded in the current period for acquired loans pursuant to applicable accounting guidance. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology and significant assumptions.

How the Critical Audit Matter Was Addressed in the Audit

To test management’s estimate of the fair value of the acquired loan portfolio, we performed audit procedures that included, among others, assessing the competence and objectivity of the management-engaged specialist, testing the completeness and accuracy of the loan data, assessing the reasonableness of the valuation methodology, and testing the significant assumptions and the underlying data used by the Company in its market interest rate and credit analysis. We compared the significant assumptions used by management to current industry data and supporting credit documentation.

We have served as the Company’s auditor since 2021.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 25, 2024

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$17,156	$12,161
Interest-earning bank balances	17,376	13,140
Federal funds sold	116,025	28,050

Total cash and cash equivalents	150,557	53,351

Securities available-for-sale, at fair value	91,352	81,341
Securities held-to-maturity (fair value $192 and $200, at December 31, 2023 and 2022, respectively)	193	201

Loans receivable, net of deferred fees and costs	1,548,335	1,370,368
Less: allowance for credit losses	(18,492)	(16,461)

Loan receivable, net	1,529,843	1,353,907

Bank-owned life insurance	58,860	52,617
Premises and equipment, net	14,453	11,722
Accrued interest receivable	6,089	4,756
Restricted investment in bank stock	1,410	1,742
Deferred taxes, net	11,512	7,599
Goodwill	8,853	8,853
Core deposit intangible	1,422	1,825
Operating lease right-of-use asset	23,398	16,026
Equity method investments	8,296	2,061
Other assets	10,259	5,778

TOTAL ASSETS	$1,916,497	$1,601,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$249,282	$265,078
Interest-bearing	1,386,459	1,082,652

Total deposits	1,635,741	1,347,730

Borrowings	—	10,000
Accrued interest payable	9,162	1,027
Operating lease liability	24,280	16,772
Other liabilities	7,103	6,649

TOTAL LIABILITIES	1,676,286	1,382,178

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized, 6,299,331 shares issued and outstanding at December 31, 2023; at December 31, 2022, par value $5.00 per share, 6,909,402 shares issued and 6,245,597 shares outstanding	—	34,547
Paid-in capital	98,291	81,291
Treasury stock, at cost 663,805 shares at December 31, 2022	—	(19,452)
Retained earnings	149,414	131,488
Accumulated other comprehensive loss	(7,494)	(8,273)

TOTAL STOCKHOLDERS’ EQUITY	240,211	219,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,916,497	$1,601,779

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$89,278	$70,996
Securities available-for-sale:
Taxable	1,339	986
Tax-exempt	1,138	1,167
Securities held-to-maturity	10	11
Other interest and dividend income	6,415	923

TOTAL INTEREST AND DIVIDEND INCOME	98,180	74,083

INTEREST EXPENSE
Deposits	33,046	5,995
Borrowings	118	5

TOTAL INTEREST EXPENSE	33,164	6,000

NET INTEREST INCOME	65,016	68,083
Provision for credit losses	3,108	400

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	61,908	67,683

NON-INTEREST INCOME
Gain on call/sale of securities available-for-sale	39	2
Income from bank-owned life insurance	1,293	1,138
Fees and service charges	1,853	1,852
Loan fees, including preypayment penalties	3,221	1,484
Gain on bargain purchase	9,696	—
Gain on sale of other real estate owned	203	—
Other	816	386

TOTAL NON-INTEREST INCOME	17,121	4,862

NON-INTEREST EXPENSE
Salaries and employee benefits	23,386	20,455
Occupancy and equipment	7,037	5,859
Professional fees	2,060	2,470
Data processing and communications	5,026	4,488
Federal deposit insurance	891	1,010
Advertising and promotion	504	484
Office expense	508	239
Other real estate expenses	1	106
Core deposit intangible	502	569
Acquisition-related expenses	5,635	—
Other	3,144	2,812

TOTAL NON-INTEREST EXPENSE	48,694	38,492

INCOME BEFORE INCOME TAX EXPENSE	30,335	34,053
INCOME TAX EXPENSE	4,570	7,559

NET INCOME	$25,765	$26,494

Earnings per common share-basic	$4.10	$4.19
Earnings per common share-diluted	$4.03	$4.11
See notes to consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2023	2022
NET INCOME	$25,765	$26,494
Other comprehensive income (loss)
Unrealized gains (losses) arising during period on securities available-for-sale	1,651	(12,723)
Reclassification adjustment for losses (gains) realized in income 1	(39)	(2)

Net unrealized gain (loss)	1,612	(12,725)
Tax effect	(833)	3,613

Total other comprehensive income (loss)	779	(9,112)

COMPREHENSIVE INCOME	$26,544	$17,382

1
Amounts are included in gain on call/sale of securities
available-for-sale
on the Consolidated Statements of Income as a separate element within total non-interest
income. An income tax
expense
of approximately $13,000 was realized during 2023. There was no income tax expense or benefit during 2022.

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

Years Ended December 31, 2023 and 2022	Common stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance, January 1, 2022	$34,100	$80,220	$(10,032)	$111,451	$839	$216,578
Net income	—	—	—	26,494	—	26,494
Other comprehensive loss	—	—	—	—	(9,112)	(9,112)
Stock options exercised (76,900 shares)	386	785	—	—	—	1,171
Restricted stock (8,741 shares)	44	165	—	—	—	209
Dividends declared $1.00 per share	—	—	—	(6,363)	—	(6,363)
Purchase of treasury stock (324,017 shares)	—	—	(9,420)	—	—	(9,420)
Dividend reinvestment plan (3,343 shares)	17	77	—	(94)	—	—
Stock-based compensation expense	—	44	—	—	—	44

Balance, December 31, 2022	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601

Balance, January 1, 2023	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	25,765	—	25,765
Other comprehensive income	—	—	—	—	779	779
Change in accounting principle	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised (50,900 shares)	—	989	—	—	—	989
Dividends declared $1.20 per share	—	—	—	(7,446)	—	(7,446)
Dividend reinvestment plan (3,933 shares)	—	109	—	(109)	—	—
Stock-based compensation expense	—	807	—	—	—	807

Balance, December 31, 2023	$—	$98,291	$—	$149,414	$(7,494)	$240,211

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,765	$26,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,108	400
Depreciation and amortization	1,476	1,483
Stock-based compensation expense	807	44
Amortization of premiums and accretion of discount on securities	26	49
Accretion of net deferred loan fees and costs	(2,814)	(5,094)
Gain on call/sale of securities available-for-sale	(39)	(2)
Increase in cash surrender value of bank-owned life insurance	(1,293)	(1,138)
Deferred income tax	200	527
Amortization of core deposit intangible	502	568
Bargain purchase gain	(9,696)	—
(Gain) loss on sale of other real estate owned	(203)	125
Write down on other real estate owned	—	101
Decrease in accrued interest receivable and other assets	1,817	943
Increase (decrease) in accrued interest payable and other liabilities	3,456	(513)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,112	23,987

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(8,439)	(5,377)
Principal repayments of securities available-for-sale	4,901	6,701
Maturities and calls of securities available-for-sale	1,604	3,659
Maturities, calls and principal repayments of securities held-to-maturity	8	8
Net decrease (increase) in loans	10,738	(30,444)
Cash paid for acquisition	(25,414)	—
Cash received from acquisition	23,181	—
Purchases of premises and equipment	(1,712)	(607)
Purchases of bank-owned life insurance	(4,950)	—
Purchases of equity method investments	(6,245)	—
Redemption (purchase) of restricted bank stock	332	(397)
Proceeds from other real estate owned	236	—

NET CASH USED IN INVESTMENT ACTIVITIES	(5,760)	(26,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	96,311	(98,413)
(Repayment of) proceeds from overnight borrowings	(10,000)	10,000
Cash dividends	(7,555)	(6,457)
Dividend reinvestment program	109	94
Purchase of treasury stock	—	(9,420)
Proceeds from exercise of stock options	989	1,092
Release of restricted stock units	—	209

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	79,854	(102,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,206	(105,365)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,351	158,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,557	$53,351

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022
SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$25,029	$6,017
Income taxes paid	$5,883	$6,985
Net assets acquired from Noah Bank 1	$239,451	$—
Net liabilities assumed from Noah Bank 1	$204,341	$—

1	For details of assets acquired and liabilities assumed - See Note 2.
See notes to consolidated financial statements.

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
On January 10, 2023, Princeton Bancorp, Inc. (the “Company”), a Pennsylvania corporation formed by the Bank, acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of December 31, 2023, the Company had 209 total employees and 206 full-time equivalent employees.
On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock, for cash, of Noah Bank and Noah Bank was merged with and into the Bank.
On January 18, 2024, the Company announced that it has entered into a definitive agreement and plan of merger pursuant to which the Company will acquire Cornerstone Financial Corporation (“Cornerstone”), the parent company of Cornerstone Bank, Mount Laurel, New Jersey in a transaction valued at approximately $17.9 million. Under the terms of the merger agreement, which has been approved by the boards of directors of both companies, Cornerstone will merge with, into and under the charter of the Company. In the merger, each share of Cornerstone common stock outstanding will be exchanged for 0.24 shares of the Company, subject to adjustment, having a value of $8.16 per share based on the $34.00 closing price of the Company common stock on January 17, 2024. Each share of Cornerstone’s preferred stock outstanding will be exchanged for its stated value of $1,000 per share. The transaction is subject to receipt of all required banking regulatory approvals, Cornerstone stockholder approval and certain financial and other contingencies. The transaction is expected to close in the second or third quarter of 2024.
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries: Bayard Lane, LLC, Bayard Properties, LLC, 112 Fifth Avenue, LLC, TBOP Delaware Investment Company and TBOP REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of net assets acquired in business combinations and evaluation of the potential impairment of goodwill.

Note 1 – Summary of Significant Accounting Policies (Continued)

Management believes that the allowance for credit losses is adequate as of December 31, 2023 and 2022. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area or other factors.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to effect certain changes that result in addition to the allowance based on their judgments about information available to them at the time of their examinations.
Significant group concentrations of credit risk
Most of the Company’s activities are with customers located within Mercer County, New Jersey, and surrounding areas as well as the five boroughs of New York City and certain Philadelphia, Pennsylvania metropolitan areas. The Company does not have any portion of its business dependent on a single or limited number of customers or industries, the loss of which would have a material adverse effect on its business. No substantial portion of loans is concentrated within a single industry or group of related industries, except that a significant majority of commercial loans are secured by real estate. There are numerous risks associated with commercial and consumer lending that could impact the borrowers’ ability to repay on a timely basis. They include but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity.
Transfers of financial assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The outstanding balance of loan participations sold was $116.2 million and $8.6 million as of December 31, 2023 and 2022, respectively.
Cash and due from banks
Cash and due from banks include cash on hand, on deposit at other financial institutions and the Federal Reserve Bank of Philadelphia.
Securities
The Company’s investment portfolio includes both
held-to-maturity
and
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
These assets are carried at their estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses are excluded from earnings and are reported net of tax in accumulated other comprehensive income (loss) on the consolidated statements of financial condition until realized
, except as discussed below.

Note 1 – Summary of Significant Accounting Policies (Continued)

Premiums are amortized using the interest method to the earliest call date and discounts are accreted using the interest method over the estimated remaining term of the underlying security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
With the January 1, 2023 adoption of ASU 2016-13
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology, which is applicable to financial assets measured at amortized cost, including loans receivables and investment securities. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities.
The Company measures expected credit losses on available-for-sale securities based on the gain or loss position of the security. For available-for-sale securities which the Company does not intend to sell, and it is not more likely than not the Company will be required to sell before recovery of the Company’s amortized cost, the Company evaluates criteria to determine any expected loss. The Company’s available-for-sale securities consist of government-sponsored and U.S. government guaranteed securities and obligations of state and political subdivisions. In assessing the Company’s investments in government-sponsored and U.S. government securities the contractual cash flows are guaranteed by the government to ensure that the securities will not be settled at a price less than the par value of the investment. Obligations of state and political subdivisions which are guaranteed by the municipality with an investment grade rating or purchase credit support from a highly rated insurance carrier. The Company does have the ability to hold available-for-sale securities until the contractual maturity date. The Company did not record an allowance for credit losses associated with its investment portfolio during 2023.
Loans Receivable
Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances, net of an allowance for credit losses, and deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield on the related loans. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the level-yield method.
The loan receivable portfolio is segmented into commercial real estate (includes multi-family), commercial and industrial, construction, residential first-lien mortgage and home equity/consumer loans.
For all segments of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest is 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all segments of loans receivable is determined on contractual due dates for loan payments.
Allowance for credit losses - loans
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized costs and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2023 are presented under ASC 326 while prior periods continue to be reported in accordance with previous applicable GAAP.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, construction loans, commercial and industrial loans, residential loans and consumer/HELOC loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributed to existing loan balances, and considering historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information used is that experienced by the Company or by a selection of peer banks, when appropriate.
Commercial real estate -
Loans in this segment include owner-occupied commercial real estate, non-owner occupied commercial real estate and multi-family dwellings within the Company’s market area. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and monitors the cash flow of these loans.
Construction
– Loans in this segment include primarily construction of condominium projects or single-family homes and subdivisions. Exposure to loans in this segment can come from construction delays, slow unit sales and insufficient interest reserves. The Company often requires personal and corporate guarantees as additional security on the loan. Management relies on progress reports and third-party experts prior to the release of additional
funds.
Commercial and industrial loans
- Loans in this segment are primarily for commercial business assets and/or purposes, which usually carry a personal guarantee from the business owners. Repayment is expected from the cash flow of the business. A weakened economy, and resultant decrease in consumer spending, will have an effect on quality in this segment.
Residential real estate loans
– This portfolio segment consists of first lien mortgages secured by one-to-four family residential properties. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.
Consumer
/HELOC
loans
– Loans in this segment are secured and repayment is dependent on the credit quality of the individual borrower and includes junior-lien mortgages.
Credits with Similar Risk Characteristics.
The Company is using Discounted Cash Flow Method (“DCF”) in estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. The model calculates an expected loss percentage for each segment by considering the probability of default, using life-of-loan analysis periods for all segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between historical period used to calculate historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used calculate the allowance for credit losses for loans that share similar risk characteristics with other loans adjusted for differences between the historical loss and severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: a) lending policy and procedures; b) economic conditions; c) volume of the loan portfolio; d) experience and depth of lending management; e) level of delinquencies; f) quality of our loan review system; g) the value of underlying collateral for collateralized loans and h) level of concentration of a particular segment.
Individually Evaluated Financial Assets.
For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan, except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral. In these cases, expected credit loss is measured as the difference between amortized cost basis and the loan and the fair value of the collateral less disposal costs (such as sales costs, transfer taxes and unpaid real estate taxes).
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments.
The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which are included in other liabilities on the consolidated statements of condition. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period of exposure that are not unconditionally cancellable by the Company by applying the loss factors used in the ACL methodology to the result of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense.

Note 1 – Summary of Significant Accounting Policies (Continued)

Nonaccrual loans are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification and continued repayment is reasonably assured.
Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans rated special mention are starting to show signs of potential weakness and are being closely monitored by management. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified loss are considered uncollectible and are charged-off
to the allowance for loan losses. Loans not classified are rated pass.
Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for credit losses is adequate at the reported dates.
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
non-interest
expense.
Business Combinations, Goodwill and Other Intangible Assets, Net
The Company accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of merger or acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Alternatively, a gain is recorded if the fair value of the net assets acquired exceeds the purchase price. The Company’s intangible asset was derived from core deposits acquired that have a definitive life and are amortized over the estimated life. Both goodwill and the core deposit intangible asset are reviewed for impairment annually or when events and circumstances indicate that an impairment may have occurred. Accounting Standards Codification (“ASC”) Topic 350-20 requires an at least annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than

50
%
probability) that the fair value of the Reporting Unit exceeds the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company was not more than
50
%
probable the fair value of the Reporting Unit was less than the Carrying Value, therefore a quantitative test was not required as of May

31
,
2023
.

Note 1 – Summary of Significant Accounting Policies (Continued)

Employee Benefit Plans
The Company maintains a defined contribution Section 401(k) plan covering eligible employees. The Company may make discretionary matching contributions. The Company made matching contributions to employees of $241,000 and $207,000, respectively, during the years ended December 31, 2023 and 2022.
The Company also maintains a defined benefit supplemental executive retirement plan for the benefit of the chief executive officer and chief operating officer.
Effective January 1, 2021 the Bank adopted an Employee Stock Ownership Plan (“ESOP”) enabling eligible employees to have a stock ownership interest in the Company. The Company intends to fund the plan on an annual basis. The ESOP is administered by a third-party trust. The Bank contributed $331,000 to the ESOP for each of the years ended December 31, 2023 and 2022. The funding of the ESOP is at the discretion of the board of directors.
Premises and equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of the lease term or estimated useful lives of the related assets.
Restricted Investment in Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district FHLB according to a predetermined formula. Restricted stock in the amount of $1.3 million and $1.6 million is carried at cost at December 31, 2023 and 2022, respectively.
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
The Company also held $100,000 of stock in Atlantic Community Bankers Bank (“ACBB”) at December 31, 2023 and 2022.
Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB restricted stock as of December 31, 2023 or 2022.
Equity Method Investments
The Company is a limited partner in a Small Business Investment Company (“SBIC”) and reports the investment using the equity method of accounting.
The Company invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Bank operates. The Company decides which loans are included in its investment. The Company reports the investment using the equity method of accounting.

6
0

Note 1 – Summary of Significant Accounting Policies (Continued)

Reclassifications of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of the prior year.
Income taxes
The Company accounts for income taxes in accordance with income tax accounting guidance contained in Financial Accounting Standards Board (“FASB”) ASC Topic 740,
Income Taxes
. This includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the years ended December 31, 2023 and 2022. The Company’s policy is to account for interest and penalties as a component of other non-interest
expense. The Company is subject to income taxes in the U. S. and various state and local jurisdictions. As of December 31, 2023, tax years after 20
20
 are subject to federal and state examination. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.
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
Off-balance
sheet financial instruments
In the ordinary course of business, the Company has entered into off-balance
sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the statement of financial condition when they are funded.
Stock compensation plans
The stock compensation accounting guidance set forth in FASB ASC Topic 718,
Compensation - Stock Compensation
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

6
1

Note 1 – Summary of Significant Accounting Policies (Continued)

The stock compensation accounting guidance requires that compensation costs for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options. An option is considered to be forfeited if the stock option was not exercised prior to vesting. At the date of grant, the Company estimates the forfeiture rate as part of its initial determination of the fair value of options granted and then adjusts forfeitures as they occur.
Earnings per share
Basic earnings per share amounts are calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period and exclude any dilutive effects of stock options and warrants. Diluted earnings per share amounts include the dilutive effects of stock options and warrants whose exercise price is less than the market price of the Company’s shares. Diluted earnings per share amounts are calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period if options and warrants were exercised and converted into common stock, using the treasury stock method.
Leases
The Company determines whether an arrangement is a lease at inception. Operating lease right-of-use
(“ROU”) assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. The Company does not have any finance leases.
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
components as one lease component.
The Company has elected certain practical expedients upon adoption of the lease guidance and therefore has not reassessed whether any expired or existing contracts contain leases, has not reassessed the lease classification for any expired or existing leases and has not reassessed initial direct costs for any existing leases.
Advertising costs
The Company charges the costs of advertising to expense as incurred.
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

6
2

Note 1 – Summary of Significant Accounting Policies (Continued)

Operating Segments
While management monitors the revenue streams of its various products and services, operating results and financial performance are evaluated on a company-wide basis. The Company’s management uses consolidated results to make operating and strategic decisions. Accordingly, there is only one reportable segment.
Recently Adopted Accounting Standard
Effective January 1, 2023 the Company adopted the FASB issued ASU
2016-13,
“Financial Instruments - Credit Losses,” (CECL) which amended FASB’s guidance on the impairment of financial instruments, using the modified retrospective method. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon adoption of the new CECL standard, effective January 1, 2023, the Company recorded a one-time
decrease, net of tax, in retained earnings of $284 thousand, a reduction to the allowance for credit losses of $301 thousand and an increase in the reserve for unfunded liabilities of $695 thousand.
Effective January 1, 2023 the Company adopted the FASB issued ASU
2022-02,
“Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures,” (“ASU
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
Recent Accounting Pronouncements Not Yet Adopted
ASU
2023-07
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Under ASU
2023-07,
public entities must disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. Additionally, public entities must disclose the amount of other segment items and a description of its composition. ASU
2023-07
is effective for fiscal years beginning after December 15, 2023. As the company has only one reportable segment, ASU
2023-07
is not expected to have a significant impact on the Company’s consolidated financial statements.

6
3

Note 2 – Business Combinations
On May 19, 2023, the Company completed its acquisition of Noa
h
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

The Company recorded merger-related expenses of $5.6 million, consisting of $2.5 million for termination of a branch lease, $1.7 million related to termination of data processing contract, $287 thousand for legal related expenses, $243 thousand for investment banker services, $184 thousand in severance payments, $115 thousand in professional services provided and $619 thousand in other miscellaneous related expenses. In addition, the Company recorded a $1.7 million provision for the non-purchase
credit deteriorated loans in connection with the acquisition.

6
4

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
Loans:
The Company recorded $185.9 million of acquired loans that were recorded at their estimated fair values as of the date of the acquisition. Fair values for loans were based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default (“PD”), loss given default (“LGD”), exposure of default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows. The Company determined that $37.3 million of the acquired loans were purchased credit deteriorated (“PCD”) of which $34.7 million were performing and $2.6 million were non-performing
at the time of the acquisition.
Allowance for credit losses
: The acquisition resulted in the addition of $2.3 million in the allowance for credit losses, including $601 thousand identified for purchase credit deteriorated loans.
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

6
5

Note 3 – Earnings Per Share
The following schedule presents earnings per share data:

	Year ended December 31,
	2023	2022
	(In thousands, expect per share data)

Net income applicable to common stock	$25,765	$26,494

Weighted average number of common shares outstanding	6,281	6,320

Basic earnings per share	$4.10	$4.19

Net income applicable to common stock	$25,765	$26,494

Weighted average number of common shares outstanding	6,281	6,320
Dilutive effect on common shares outstanding	108	129

Weighted average number of diluted common shares outstanding	$6,389	$6,449

Diluted earnings per share	$4.03	$4.11

Options to purchase 215,210 shares of common stock at a weighted average exercise price of $17.26 were included in the computation of diluted earnings per share for the year ended December 31, 2023. Options to purchase 95,750 shares of common stock at a weighted average exercise price of $32.45 were not included in the computation of diluted earnings per share because the exercise price equaled or exceeded the fair value of our common stock at December 31, 2023.
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

6
6

Note 4 – Investment Securities
The following tables summarize the amortized cost and estimated fair value of securities available-for-sale
at December 31, 2023 and December 31, 2022 with gross unrealized gains and losses therein:

	December 31, 2023

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale		(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$48,399	$219	$(5,984)	$42,634
U.S. government agency securities	6,260	—	(969)	5,291
Obligations of state and political subdivisions	44,059	12	(3,262)	40,809
Small business association (SBA) securities	2,617	2	(1)	2,618

Total	$101,335	$233	$(10,216)	$91,352

	December 31, 2022

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale		(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$41,515	$2	$(6,602)	$34,915
U.S. government agency securities	6260	—	(1,175)	5,085
Obligations of state and political subdivisions	45,161	8	(3,828)	41,341

Total	$92,936	$10	$(11,605)	$81,341

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale
as of December 31, 2023 and December 31, 2022 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$2,858	$(14)	$31,398	$(5,970)	$34,256	$(5,984)
U.S. government agency securities	—	—	5,291	(969)	5,291	(969)
Obligations of state and political subdivisions	5,117	(102)	30,646	(3,160)	35,763	(3,262)
Small business association (SBA) securities	723	(1)	—	—	723	(1)

Total	$8,698	$(117)	$67,335	$(10,099)	$76,033	$(10,216)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$15,605	$(1,778)	$19,137	$(4,824)	$34,742	$(6,602)
U.S. government agency securities	—	—	5,085	(1,175)	5,085	(1,175)
Obligations of state and political subdivisions	36,421	(3,457)	1,352	(371)	37,773	(3,828)

Total	$52,026	$(5,235)	$25,574	$(6,370)	$77,600	$(11,605)

6
7

Note 4 – Investment Securities (Continued)

Accrued interest receivable for investment securities was $523,000 and $487,000 at December 31, 2023 and 2022, respectively. Debt securities are placed on nonaccrual status and accrued interest is reversed at the time any principal or interest payments become 90 days delinquent. There were no past due securities at December 31, 2023 or 2022.
On January 1, 2023, the Company adopted
ASC 326
and implemented the CECL methodology for allowance for credit losses
.
The new CECL methodology replaces the other-than-temporary impairment model that previously existed.
Adoption of this guidance
did not have a CECL day 1 impact attributable to its investment securities portfolio and the Company

did not have an allowance for credit losses on its investment securities available for sale as of December 31, 2023.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds and state and political subdivision issued bonds. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government, will have a zero-credit loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at December 31, 2023. The state and political subdivision securities carry a minimum investment rating of A. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company expects to have a zero-credit loss and no reserve was recorded as of December 31, 2023.
At December 31, 2023, there were a total of 188 securities
 in an unrealized loss position
, including 73 mortgage-backed securities, 107 obligations of state and political subdivisions and eight U.S. government agency securities in the securities available-for-sale
portfolio. The securities had unrealized lo
sses totaling
$
10.2
 million, or

11.84
%
of their amortized cost basis.
The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit-related criteria. No credit charges were recorded for the years ended December 31, 2023 and 2022.
The amortized cost and estimated fair value of securities
available-for-sale
at December 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	8,538	8,415
Due after five years through ten years	29,382	27,040
Due after ten years	12,399	10,645
Mortgage-backed securities (GSEs)	48,399	42,634
Small business association (SBA) securities	2,617	2,618

	$101,335	$91,352

Note 4 – Investment Securities (Continued)

There were no sales of
available-for-sale
securities for the twelve months ended December 31, 2023. Proceeds from the calls and maturities of securities available-for-sale
amounted to $1.6 million for the twelve months ended December 31, 2023, which included approximately $39,000 in gross realized gains. There were no sales of available-for-sale
securities for the twelve months ended December 31, 2022. Proceeds from the calls and maturities of securities available-for-sale
amounted to $3.7 million for the twelve months ended December 31, 2022, which included approximately $2,000 in gross realized gains.
There were no securities pledged as collateral for NJ Governmental Unit Deposit Protection Act (“GUDPA”) deposits at December 31, 2023 or 2022.
Note 5 – Loans Receivable
Loans receivable, net at December 31, 2023 and December 31, 2022 were comprised of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Commercial real estate	$1,142,864	$873,573
Commercial and industrial	50,961	31,328
Construction	310,187	417,538
Residential first-lien mortgage	38,040	43,125
Home equity/consumer	8,081	7,260

Total loans	1,550,133	1,372,824
Deferred fees and costs	(1,798)	(2,456)

Loans, net	$1,548,335	$1,370,368

Except as discussed in Note 2 regarding the Noah Bank acquisition, the Company did not purchase any loans during the twelve months ended December 31, 2023 and 2022, respectively.

Note 5 – Loans Receivable (Continued)

The following table presents the components of the allowance for credit losses:

	December 31, 2023	December 31, 2022
	(In thousands)
Allowance for credit losses - loans	$(18,492)	$(16,461)
Allowance for credit losses - off balance sheet	(589)	(332)

	$(19,081)	$(16,793)

The following table presents the purchase credit deteriorated loans acquired on May 19, 2023:

	PCD Accruing May 19, 2023	PCD Non- Accruing May 19, 2023	Total PCD Loans May 19, 2023
	(In thousands)
Purchase price PCD Loans	$34,574	$2,155	$36,729
Allowance for credit losses at acquisition	550	51	601
Non-Credit discount (premium) at acquisitions	(665)	(537)	(1,202)

Par value of acquired PCD Loans	$34,689	$2,641	$37,330

The following table presents nonaccrual loans by segment of the loan portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
		(In thousands)
Commercial real estate	$—	$4,485	$—	$—
Commercial and industrial	—	2,116	—	—
Construction	—	—	148	—
Residential first-lien mortgage	—	107	—	118

Total nonaccrual loans	$—	$6,708	$148	$118

The calculation of the allowance for credit losses does not include accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. Accrued interest receivable for loans was $5.5 million and $4.2 million at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company wrote off $380,000 in accrued interest receivable for loans. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due.
The following table presents the segments of the loan portfolio, summarized by the past due status as of December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
				(In thousands)
Commercial real estate	$159	$—	$4,485	$4,644	$1,138,220	$1,142,864	$—
Commercial and industrial	303	—	2,116	2,419	48,542	50,961	—
Construction	—	—	—	—	310,187	310,187	—
Residential first-lien mortgage	—	—	107	107	37,933	38,040	—
Home equity/consumer	29	—	—	29	8,052	8,081	—

Total	$491	$—	$6,708	$7,199	$1,542,934	$1,550,133	$—

7
0

Note 5 – Loans Receivable (Continued)

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Receivable >90 Days and Accruing

				(In thousands)
Commercial real estate	$—	$6,193	$—	$6,193	$867,380	$873,573	$—
Commercial and industrial	255	—	184	439	30,889	31,328	184
Construction	—	—	148	148	417,390	417,538	—
Residential first-lien mortgage	1,292	—	118	1,410	41,715	43,125	—
Home equity/consumer	—				7,260	7,260

Total	$1,547	$6,193	$450	$8,190	$1,364,634	$1,372,824	$184

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
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
				(Dollars in thousands)
Commercial real estate
Pass	$132,834	$233,436	$116,836	$53,574	$175,991	$417,417	$5,551	$1,135,639
Special mention	—	—	—	—	—	2,740	—	2,740
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	132,834	233,436	116,836	53,574	175,991	424,642	5,551	1,142,864

Current period gross charge-offs						1,718		1,718
Commercial and industrial
Pass	2,098	2,304	11,925	1,962	1,133	13,954	15,045	48,421
Special mention	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	2,040	—	2,040

Total commercial and industrial	2,098	2,304	11,925	1,962	1,133	16,494	15,045	50,961

Current period gross charge-offs						55		55
Construction
Pass	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187

Current period gross charge-offs						148		148
Residential first-lien mortgage
Performing	—	979	4,792	2,839	1,545	27,778	—	37,933
Nonperforming	—	—	—	—	—	107	—	107

Total residential first-lien mortgage	—	979	4,792	2,839	1,545	27,885	—	38,040

Current period gross charge-offs						2		2
Home equity/consumer
Performing	1,153	1,016	1,172	—	—	1,606	3,134	8,081
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	1,153	1,016	1,172	—	—	1,606	3,134	8,081

Total
Pass/performing	141,917	256,114	226,499	77,591	178,669	469,239	190,232	1,540,261
Special mention	—	—	—	—	—	3,240	—	3,240
Substandard /nonperforming	—	—	—	—	—	6,632	—	6,632

Total loans	$141,917	$256,114	$226,499	$77,591	$178,669	$479,111	$190,232	$1,550,133

7
1

Note 5 – Loans Receivable (continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total
			(In thousands)
Commercial real estate	$864,497	$2,883	$6,193	$—	$873,573
Commercial and industrial	30,819	509	—	—	31,328
Construction	417,390	—	148	—	417,538
Residential first-lien mortgage	43,007	—	118	—	43,125
Home equity/consumer	7,260	—	—	—	7,260

Total with no related allowance	$1,362,973	$3,392	$6,459	$—	$1,372,824

The following table presents the allowance for credit losses on loans receivable at and for the year ended December 31, 2023:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$8,654	$271	$6,289	$236	$45	$966	$16,461
CECL adoption	1,384	(73)	(1,269)	428	195	(966)	(301)
Provision for acquired loans	1,586	105	—	16	—	—	1,707
Purchased credit deteriorated loans	499	102	—	—	—		601
Provision 1	5,583	81	(3,727)	47	(153)	—	1,831
Charge-offs	(1,718)	(55)	(148)	(2)	—	—	(1,923)
Recoveries	59	57	—	—	—	—	116

Total	$16,047	$488	$1,145	$725	$87	$—	$18,492

Ending Balance:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	16,047	488	1,145	725	87	—	18,492

	$16,047	$488	$1,145	$725	$87	$—	$18,492

1
The credit provision for credit losses on the Consolidated Statement of Income is a $3.1 million comprising $1.7 million related to non-PCD loans acquired, a $1.8 million record provision related to the Bank’s outstanding loan balance and net-chargeoffs, partially reduced by $430,000 related to the reserve for unfunded liabilities.

The increase in the allowance for credit losses in 2023 resulted from the Noah acquisition which included purchased credit-deteriorated loans, as well as a higher projected rate of unemployment and its effect on default rates, and slower prepayment speeds due to increased interest
rates.

7
2

Note 5 – Loans Receivable (continued)

The following table presents the allowance for loan losses on loans receivables at and for the year ended December 31, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,458	$713	$7,228	$267	$48	$906	$16,620
Provision	1,655	(442)	(839)	(31)	(3)	60	400
Charge-offs	(757)	—	(100)	—	—	—	(857)
Recoveries	298	—	—	—	—	—	298

Total	$8,654	$271	$6,289	$236	$45	$966	$16,461

The following table presents the recorded investment of loans receivables and allowance for loan losses at December 31, 2022:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Unallocated	Total
	(In thousands)
Loans:
Ending Balance:
Individually evaluated for impairment	$12,030	$10	$148	$118	$71	$—	$12,377
Collectively evaluated for impairment	861,543	31,318	417,390	43,007	7,189	—	1,360,447

Ending balance	$873,573	$31,328	$417,538	$43,125	$7,260	$—	$1,372,824

Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$118	$—	$—	$—	$118
Collectively evaluated for impairment	8,654	271	6,171	236	45	966	16,343

	$8,654	$271	$6,289	$236	$45	$966	$16,461

As of December 31, 2023, the Company had nine loans totaling $6.7 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $6.0 million have real estate as credit support and one loan for $660 thousand used future cash flows to determine if a write down was needed.
Occasionally, the
C
ompany will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans.
With the adoption of CECL, performing TDRs are no longer reported for the current period. At December 31, 2022, there were three loans classified as TDR loans totaling $5.9 million and each of these loans was performing in accordance with the agreed-upon terms.

7
3

Note 5 – Loans Receivable (continued)

There were no loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023 or 2022. During the year ended December 31, 2023 and 2022, no modified loans defaulted, defined as 30 days or more past due. There were no charge-offs on modified loans during the years ended December 31, 2023 or 2022.
Loans to Related Parties.
Included in total loans are loans due from directors and other related parties of $4.6 million and $4.9 million at December 31, 2023 and 2022, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2023 and 2022.

	2023	2022
	(In thousands)
Outstanding related party loans at January 1	$4,861	$5,639
New loans	—	—
Repayments	(260)	(778)

Outstanding related party loans at December 31	$4,601	$4,861

The following table summarizes information in regard to impaired loans by loan portfolio segment, segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2021 and the year then ended:

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial real estate	$16,017	$13,155	$—	$9,667	$656
Commercial and industrial	1,138	15	—	526	16
Construction	—	—	—	243	—
Residential first-lien mortgage	144	131	—	138	6
Home equity/Consumer	106	108	—	124	8

Total with no related allowance	$17,405	$13,409	$—	$10,698	$686

With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Construction	278	278	196	359	—
Residential first-lien mortgage	—	—	—	—	—
Home equity/Consumer	—	—	—	—	—

Total with an allowance	$278	$278	$196	$359	$—

Total:
Commercial real estate	$16,017	$13,155	$—	$9,667	$656
Commercial and industrial	1,138	15	—	526	16
Construction	278	278	196	602	—
Residential first-lien mortgage	144	131	—	138	6
Home equity/Consumer	106	108	—	124	8

Total	$17,683	$13,687	$196	$11,057	$686

Note 6 – Premises and Equipment
The components of premises and equipment at December 31 for each year presented were as follows:

	Estimated useful lives	2023	2022
		(In thousands)
Land	N/A	$1,468	$1,468
Buildings	40 Years	4,161	3,946
Leashold improvements	Lesser of lease term or useful life	11,338	8,347
Furniture, fixtures and equipment	3-8 Years	4,270	3,311
Construction in progress		150	107

Total before accumulated depreciation and amortization		21,387	17,179
Accumulated depreciation and amortization		(6,934)	(5,457)

Total		$14,453	$11,722

7
4

Note 7 – Deposits
The components of deposits were as follows:

	December 31, 2023		December 31, 2022
		(Dollars in thousands)
Demand, non-interest-bearing checking	$249,282	15.24%	$265,078	19.67%
Demand, interest-bearing checking	247,939	15.16%	269,737	20.01%
Savings	146,484	8.96%	190,686	14.15%
Money market	354,005	21.64%	283,652	21.05%
Time deposits, $250,000 and over	173,614	10.61%	83,410	6.19%
Time deposits, other	464,417	28.39%	255,167	18.93%

	$1,635,741	100.00%	$1,347,730	100.00%

Money market accounts totaling $19.0 million and $11.6 million at December 31, 2023 and 2022, respectively, were originated through a reciprocal deposit relationship.
At December 31, 2023, the scheduled maturities of certificates of deposit were as follows:

Amount
Years ended December 31,	(In thousands)
2024	$519,151
2025	92,413
2026	22,410
2027	2,583
2028 and thereafter	1,474

Total	$638,031

Approximately $87.2 million and $107.4 million at December 31, 2023 and 2022, respectively, were originated through brokers.
Related party deposits were approximately $15.8 million and $3.7 million at December 31, 2023 and 2022, respectively.
Deposit overdrafts reclassified as loan balances were $80,000 and $81,000 at December 31, 2023 and 2022, respectively.
Note 8 – Borrowings
The Company’s borrowings consist of
FHLB-NY
overnight and short-term advances. The Company utilizes federal funds purchased to meet short-term liquidity needs. The
FHLB-NY
has
non-specific
blanket collateral on the Bank’s loan portfolio as of December 31, 2023 and 2022.
At December 31, 2023, the Company had no outstanding borrowings. At December 31, 2022 the Company had overnight borrowings outstanding from the
FHLB-NY
in the amount of $10.0 million at a rate of 4.610%.
At December 31, 2023, the Company had a maximum borrowing capacity with the
FHLB-NY,
subject to certain collateral restrictions, of $219.4 million, with $139.4 million available. The Bank is also a shareholder in Atlantic Community Bancshares, Inc., the holding company of ACBB. As of December 31, 2023, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding with the ACBB at December 31, 2023.

7
5

Note 9 – Commitments and Contingencies
Commitments to extend credit
The Company is a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract, or notional, amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet
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
The Company evaluates each customer’s creditworthiness on a
case-by-case
basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but primarily includes residential and income-producing real estate.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral should be sufficient to cover the maximum potential amount under the corresponding guarantees.
The Company had the following
off-balance
sheet financial instruments whose contract amounts represent credit risk at December 31:

	2023	2022
	(In thousands)
Performance and standby letters of credit	$1,010	$1,420
Undisbursed construction loans-in-process	89,258	140,538
Commitments to fund loans	38,863	41,753
Unfunded commitments under lines of credit	4,697	5,800

Total	$133,828	$189,511

The
Company
is a limited partner in a Small Business Investment Company (“SBIC”) and committed to
contribute capital of $5.0
 million to the partnership. At December 31, 2023, the SBIC had a book value of $
2.4
 million. The unfunded commitment to the partnership was $
2.4
 million at December 31, 2023.
The
Company
invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Bank operates. The Bank decides which loans are included in its investment. The Bank has an outstanding commitment to fund up to $6.0 million and currently has $
5.9
 million funded. The unfunded commitment to the fund was $
100,000
at December 31, 2023.

7
6

Note 9 – Commitments and Contingencies (Continued)

Litigation
From time to time the Company is a defendant in various legal proceedings arising in the ordinary course of our business. However, in the opinion of management of the Company, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities or others.
Note 10 – Income Taxes
Income tax expense for the years ended December 31 is as follows:

	2023	2022
	(In thousands)
Current tax expense:
Federal	$2,943	$4,621
State	1,427	2,411

Total current	4,370	7,032
Deferred income tax benefit:
Federal	341	876
State	(141)	(349)

Total deferred	200	527

	$4,570	$7,559

7
7

Note 10 – Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows as of December 31:

	2023	2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$5,252	$4,638
Net operating loss carry-forward	2,406	374
Branch acquisition	—	26
Other	1,383	681
Core deposit intangible	460	397
Acquisition accounting adjustments	1,966	—
Deferred PPP loans	—	28
Lease liability	6,895	4,726
SERP liabiltiy	307	202
Unrealized loss on securities	3,007	3,322

Total deferred tax assets	21,676	14,394

Deferred tax liabilities:
Depreciation	(1,455)	(1,341)
Deferred loan costs	(853)	(335)
ROU	(6,645)	(4,515)
Acquisition accounting adjustments	—	(8)
Goodwill amortization	(768)	(596)
Other	(443)	—
Total deferred tax liabilities	(10,164)	(6,795)

Net deferred tax asset	$11,512	$7,599

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax
income as follows:

	2023		2022
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Federal income tax expense at statutory rate	$6,370	21.0%	$7,151	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	1,016	3.4%	1,629	4.8%
Tax-exempt income, net	(413)	-1.4%	(772)	-2.3%
Income from bank-owned life insurance	(272)	-0.9%	—	0.0%
Incentive and non-qualified stock options and RSU’s	—	0.0%	(146)	-0.4%
Non-deductible expenses	107	0.4%	17	0.1%
IRS refund	—	0.0%	(516)	-1.5%
Bargain purchase gain	(2,036)	-6.7%	—	0.0%
Other	(202)	-0.7%	196	0.5%

Total income taxes applicable to pre-tax income	$4,570	15.1%	$7,559	22.2%

The Company had available federal net operating loss carry-forwards of approximately $3.8 million and $1.8 million at December 31, 2023 and 2022, respectively, which begin to expire in 2028. The federal net operating loss carry-forwards are amounts that were generated by MoreBank, which the Bank acquired on September 30, 2010 and Noah Bank, which the Company acquired on May 19, 2023. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of approximately $222,000 for MoreBank net operating losses and $773,000 for Noah Bank net operating losses.

Note 10 – Income Taxes (Continued)

The Company had available New Jersey net operating loss carry-forwards of approximately $3.8 million, New York state net operating loss carry-forwards of $13.8 million and New York City net operating loss carry-forwards of $6.2 million at December 31, 2023, which expire between 2035 and 2043. The state and city net operating loss carry-forwards are amounts that were generated by Noah Bank, which the Company acquired on May 19, 2023. The Company anticipates that it will utilize a total of approximately $2.0 million of net operating loss carry-forwards for the year ended December 31, 2023.
Based on projections of future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2023, or 2022. The Company does not have an accrual for uncertain tax positions as of December 31, 2023, or 2022, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2020 and thereafter are subject to examination by tax authorities.
Note 11 – Revenue Recognition
The Company accounts for its applicable revenue in accordance with ASC Topic 606 -
Revenue from Contracts with Customers.
The core principle of Topic 606 is that an entity recognize at an amount that reflect the consideration to which the entity expects to be entitled in exchange for transferring goods or service to a customer. Topic 606 requires entities to exercise judgement when considering the terms of a contract. Topic 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest
income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Topic 606 is applicable to non-interest
revenue streams such as deposit related fees and interchange fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers.
Non-interest
revenue streams
in-scope
of Topic 606 are discussed below.
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
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

Note 11 – Revenue Recognition (Continued)

Note 12 – Leases
The Company records a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU or lease liabilities for leases with a term less than 12 months from the commencement date. The Company is obligated under 26 operating leases agreements for 25 branches and its corporate offices with terms extending through 2039. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Company’s right of use and lease liabilities (Dollars in thousands):

	Statement of Financial Condition Location	December 31, 2023	December 31, 2022
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$16,026	$17,919
Increased asset from new leases		$9,799	—
Accumulated amortization		(2,427)	(1,893)

Net book value	Operating lease right-of-use asset	$23,398	$16,026

Operating Lease Liability:

Lease liability	Operating lease liability	$24,280	$16,772

For the year ended December 31, 2023, the weighted-average remaining lease terms for operating leases was 12.03 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.35%. The Company used current FHLB fixed rate advances at the time the lease was placed in service for the term most closely aligning with remaining lease term to determine the discount rate.
The following table presents total lease cost and cash paid for each year:

	Twelve Months Ended December 31,
	2023	2022
	(In thousands)
Lease cost:
Operating lease	$3,772	$2,700
Short-term lease cost	105	94

Total lease cost	$3,877	$2,794

Other information:

Cash paid for amounts included in the measurement of lease liabilities	$3,074	$2,309

8
0

Note 12 – Leases (Continued)

Future minimum payments under operating leases with terms longer than 12 months are as follows at December 31, 2023:

	Amount
Twelve months ended December 31,	(In thousands	)
2024	$3,162
2025	3,101
2026	2,914
2027	2,627
2028	2,487
Thereafter	16,312

Total future operating lease payment	30,603
Amounts representing interest	(6,323)

Present value of net future lease payments	$24,280

The Company has an operating lease agreement with a member of the Company’s board of directors for a building containing the Company’s corporate headquarters and branch, which is included in the above lease schedule. At the lease initiation date, the lease terms were comparable to similarly outfitted office space in the Company’s market. Base rental payments of $315,000 and $305,000 were made to this related party in each of the years ended December 31, 2023 and 2022, respectively. Certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs, related to this property are paid directly to the various service providers.
Note 13 – Directors Fee Plan
The Company adopted a
Non-Employee
Director Deferred Compensation Plan in April 2022, which allows directors to defer a portion of their compensation ranging from 0% to 100% for a period of two to five years, if elected. During 2023, certain directors elected to defer a total of approximately $280,000 for which they receive phantom stock. Once they retire, the phantom stock can be taken either as stock on cash.
The Bank adopted The Bank of Princeton 2018 Director Fee Plan (“Plan”) which was approved at the Annual Meeting of Stockholders held on April 24, 2018. The Plan allowed non-employee
members of the board of directors to elect to receive up to 100% of their annual compensation in the form of Bank common stock. During the twelve-month period ended December 31, 2021, the Bank issued 4,019 shares of common stock valued at $120,000 under the Plan. The Plan was replaced by the
Non-Employee
Director Deferred Compensation Plan in April 2022.
Note 14 – Goodwill and Core Deposit Intangible
Goodwill and core deposit intangibles result from the Company’s prior acquisitions.
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

8
1

Note 14 – Goodwill and Core Deposit Intangible (Continued)

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible

	(In thousands)
Balance at December 31, 2022	$8,853	$1,825
Acquisition of Noah Bank	—	99
Amortization expense	—	(502)

Balance at December 31, 2023	$8,853	$1,422

	Goodwill	Core Deposit Intangible

Balance at December 31, 2021	$8,853	$2,393
Amortization expense	—	(568)

Balance at December 31, 2022	$8,853	$1,825

As of December 31, 2023, the future fiscal periods amortization for the core deposit intangible is as follows:

Amount
(In thousands)
2024	$432
2025	353
2026	274
2027	195
2028	116
Thereafter	52

Total	$1,422

8
2

Note 15 – Fair Value Measurements and Disclosure
The Company follows the guidance on fair value measurements codified as FASB ASC Topic 820, Fair Value Measurement (“Topic 820”). Fair value measurements are not adjusted for transaction costs. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
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
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2023
		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$42,634	$—	$42,634
U.S. government agency securities	—	5,291	—	5,291
Obligations of state and political subdivisions	—	40,809	—	40,809
Small Business Association (SBA) securities	—	2,618	—	2,618

Securities available-for-sale at fair value	$—	$91,352	$—	$91,352

8
3

Note 15 – Fair Value Measurements and Disclosure (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2022
		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$34,915	$—	$34,915
U.S. government agency securities		5,085	—	5,085
Obligations of state and political subdivisions	—	41,341	—	41,341

Securities available-for-sale at fair value	$—	$81,341	$—	$81,341

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2023
		(In thousands)
Collateral dependent loan	$—	$—	$4,485	$4,485

	$—	$—	$4,485	$4,485

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

8
4

Note 15 – Fair Value Measurements and Disclosure (Continued)
The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2023.

Description	December 31, 2023	Valuation Technique		Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
				Discount	0.0%
Collateral dependent loan	$4,485	Collateral	1	adjustment	(0.0%)

1	Value based on third party offer to purchase note from the Bank
The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2022.

Description	Fair Value December 31, 2022	Valuation Technique		Unobservable Input	Range (Weighted Average)
	(In thousands)
				Discount	6.0%
Impaired loans	$30	Collateral	1	adjustment	(6.0%)

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
There were no liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2023 or 2022.
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
Individual evaluated loans (generally carried at fair value)
Individual loans carried at fair value are those loans in which the Company has measured for a reserve are generally based on the fair value of the related loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds, discounted for estimated selling costs or other factors the Company determines will impact collection of proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

8
5

Note 15 – Fair Value Measurements and Disclosure (Continued)

Loans Receivable, net
The fair value of loans receivable, net is based on discounted cash flow methodologies for which the determination of fair value may require significant management judgement.
Deposits
The fair value of demand deposits is considered to approximate fair value since they are due upon demand. The fair value of time deposits is based on discounted cash flow methodologies of observable market rate data.
Borrowings
Borrowings held by the Company that are overnight, the carrying value is deemed to be its approximate fair value.
Restricted investment in Company stock and accrued interest receivable and accrued interest payable
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.
Mortgage Servicing Rights
The Company uses a third party to estimate the fair value of mortgage servicing rights and they are carried at fair value and included in other assets on the statement of financial condition.
The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and cash equivalents	$150,557	$150,557	$150,557	$—	$—
Securities available-for-sale at fair value	91,352	91,352	—	91,352	—
Securities held-to-maturity	193	192	—	192	—
Loans receivable, net	1,529,843	1,425,814	—	—	1,425,814
Restricted investments in bank stock	1,410	1,410	—	1,410	—
Accrued interest receivable	6,089	6,089	—	6,089	—
Equity method investments	8,296	8,296	—	5,900	2,396
Mortgage servicing rights	1,562	1,562	—	1,562	—

Financial liabilities:
Deposits	$1,635,741	$1,581,762	$—	$1,581,762	$—
Accrued interest payable	9,162	9,162	—	9,162	—

8
6

Note 15 – Fair Value Measurements and Disclosure (Continued)

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and cash equivalents	$53,351	$53,351	$53,351	$—	$—
Securities available-for-sale at fair value	81,341	81,341	—	81,341	—
Securities held-to-maturity	201	200	—	200	—
Loans receivable, net	1,353,907	1,347,137	—	—	1,347,137
Restricted investments in bank stock	1,742	1,742	—	1,742	—
Accrued interest receivable	4,756	4,756	—	4,756	—
Equity method investments	2,061	2,061	—	—	2,061

Financial liabilities:
Deposits	$1,347,730	$1,225,087	$—	$1,225,087	$—
Borrowings	10,000	10,000	—	10,000	—
Accrued interest payable	1,027	1,027	—	1,027	—
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
Note 16 – Stock-Based Compensation
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

8
7

Note 16 – Stock-Based Compensation (Continued)

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
In 2018, the Bank adopted The Bank of Princeton 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by our board of directors in February 2018 and by our stockholders in May 2018. The 2018 Plan enabled the board of directors to grant stock options, restricted stock, or restricted stock units to employees, directors, consultants and other individuals who provide services to the Bank. At December 31, 2023 there were 246,883 shares
 remaining available for issuance under the 2018 Plan.
The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Average Intrinsic Value
Balance at January 1, 2023	330,650	$21.45
Granted	—	—
Exercised	(50,900)	13.87
Forfeited	—	—
Expired	—	—

Balance at December 31, 2023	279,750	$22.83	2.25 Years	$3,654,453

Exercisable at December 31, 2023	279,750	$22.83	2.25 Years	$3,654,453

The expected life of stock options granted is generally derived from historical experience. Expected volatilities are general based on the average of three peers’ historical volatilities due to the limited liquidity of the Company’s stock in the Company market. The Company uses an estimated forfeiture rate due to limited historical data. At the time of the grant, the Company had not declared any cash dividend therefore no dividend yield was used. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury for a comparable term.
The following is a summary of the status of the Bank’s stock option activity and related information for the year ended December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Average Intrinsic Value
Balance at January 1, 2022	407,650	$20.08
Granted	—	—
Exercised	(76,900)	14.18
Forfeited	—	—
Expired	(100)	13.75

Balance at December 31, 2022	330,650	$21.45	2.87 Years	$3,463.695

Exercisable at December 31, 2022	330,650	$21.45	2.87 Years	$3,463,695

The Company granted 30,661
restricted stock units (“
RSU’s
”)
during 2023, with a fair value of $32.49, which reflected the market value of the Company’s common stock on the date of the grant. Of the 30,661 RSU’s granted during 2023, 7,250 RSU’s have a vesting period of one year and the remaining 19,182 RSU’s vest over the next three years.

At December 31, 2023 48,887 RSU’s with a fair value of $30.64 granted to executive management have not vested.

Note 16 – Stock-Based Compensation (Continued)

The Bank granted 23,732 RSU’s during 2022, with a fair value of $30.12, which reflected the market value of the Bank’s common stock on the date of the grant. Of the 23,732 RSU’s granted during 2022, 4,550 RSU’s have a vesting period of one year and the remaining 23,411 RSU’s vest over the next three years.
Stock option expenses included in salaries and employee benefits expense in the consolidated statements of income were $575,000 and $491,000 (which includes RSU expense of $447,000) for the years ended December 31, 2023 and 2022, respectively. A tax benefit was recognized of $161,000 and $131,000 for the years ended December 31, 2023 and 2022, respectively. Stock option expenses recorded within other expenses were $231,000 and $162,000 for the years ended December 31, 2023 and 2022, respectively. A tax benefit was recognized of $64,000 and $37,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was approximately $753,000 of unrecognized expense related to outstanding stock options and RSU’s, which will be recognized over a period of approximately 1.71 years.
Note 17 – Regulatory Matters
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
basis.
The final capital rules introduced a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2023, the Bank met all capital adequacy requirements on a fully phased-in
basis.
Any banking organization that fails any of the capital requirements is subject to possible enforcement action by the FDIC. Such action could include a capital directive, a cease-and-desist
order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The FDIC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

8
9

Note 17 – Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios at December 31, 2023 and 2022 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023:
Total capital (to risk-weighted assets)	$254,030	14.677%	$181,740	10.500%	$173,086	10.000%
Tier 1 capital (to risk-weighted assets)	$235,538	13.608%	$147,123	8.500%	$138,469	8.000%
Common equity tier 1 capital (to-risk weighted assets	$235,538	13.608%	$121,160	7.000%	$112,506	6.500%
Tier 1 leverage capital (to average assets)	$235,538	12.289%	$124,583	6.500%	$95,833	5.000%
December 31, 2022:
Total capital (to risk-weighted assets)	$233,657	15.309%	$160,256	10.500%	$152,625	10.000%
Tier 1 capital (to risk-weighted assets)	$217,196	14.231%	$129,731	8.500%	$122,100	8.000%
Common equity tier 1 capital (to-risk weighted assets	$217,196	14.231%	$106,838	7.000%	$99,206	6.500%
Tier 1 leverage capital (to average assets)	$217,196	13.474%	$104,775	6.500%	$80,596	5.000%
The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations.
Note 18 – Subsequent Events
On January 18, 2024 the Company and Cornerstone Financial Corporation (OTC “CFIC”) (“Cornerstone”), the parent company of Cornerstone Bank, Mount Laurel, New Jersey, jointly announced that they have entered into a definitive agreement and plan of merger pursuant to which the Company will acquire Cornerstone in a transaction valued at approximately $17.9 million. Under the terms of the merger agreement, which has been approved by the boards of directors of both companies, Cornerstone will merge with, into and under the charter of the Company. In the merger, each share of Cornerstone common stock outstanding will be exchanged for 0.24 shares of Princeton Bancorp, subject to adjustment, having a value of $8.16 per share based on the $34.00 closing price of Princeton Bancorp common stock on January 17, 2024. Each share of Cornerstone’s preferred stock outstanding will be exchanged for its stated value of $1,000 per share. The transaction is subject to receipt of all required banking regulatory approvals, Cornerstone stockholder approval and certain financial and other contingencies. The transaction is expected to close in the second or third quarter of 2024.
On January 24, 2024, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend was paid on March 1, 2024 to shareholders of record at the close of business on February 9, 2024.

9
0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
Management, with the participation of the Bank’s President and Chief Financial Officer, evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023 using the criteria in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on this assessment, management determined that, as of December 31, 2023, the Bank’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Disclosure Controls and Procedures
Management, with the participation of the Bank’s President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule
l3a-l5(e)
promulgated under the Exchange Act) as of December 31, 2023. Based on this evaluation, the Bank’s President and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures are effective as of December 31, 2023 to ensure that the information required to be disclosed by the Bank in the reports that the Bank filed or submitted, or the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting identified during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

9
1

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings, “MATTER NO. 1 ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS AND COMPENSATION – Executive Officers,” “DELINQUENT SECTION 16(a) REPORTS,” “CODE OF CONDUCT,” “BOARD OF DIRECTORS AND COMMITTEES – Board of Directors’ Committees – Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2023 in connection with the solicitation of proxies for its 2024 Annual Meeting of Shareholders and incorporated by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the headings, “EXECUTIVE OFFICERS AND COMPENSATION – Executive Compensation,” “– Employment and Other Agreements,” and “– Equity Incentive Plans,” “– Management Incentive Plan,” “– Employee Stock Ownership Plan,” “– 401(k) Plan,” “– PAY VERSUS PERFORMANCE,” “EQUITY COMPENSATION PLAN INFORMATION – Outstanding Stock Option and Other Equity Awards at Fiscal Year End,” and “2023 Compensation of Directors” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2023 in connection with its 2024 Annual Meeting of Shareholders and incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings, “EQUITY COMPENSATION PLAN INFORMATION,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2023 in connection with its 2024 Annual Meeting of Shareholders and incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and “BOARD OF DIRECTORS AND COMMITTEES – Director Independence,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2023 in connection with its 2024 Annual Meeting of Shareholders and incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the heading, “MATTER NO. 4 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2023 in connection with its 2024 Annual Meeting of Shareholders and incorporated by reference.
Our independent registered public accounting firm is Wolf and Company, P.C. Boston, Massachusetts, Auditor Firm ID: 392.

9
2

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following portions of the Bank’s consolidated financial statements are set forth in Item 8 - “Financial Statements of Supplementary Data” of this Annual Report:

i.	Consolidated Statements of Financial Condition as of December 31, 2023 and 2022

ii.	Consolidated Statements of Income for the years ended December 31, 2023 and 2022

iii.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

iv.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

v.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

vi.	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(c)	Exhibits

Exhibit No.		Description

2.1	(A)	Agreement and Plan of Merger, dated January 18, 2024, by and between Princeton Bancorp, Inc. and Cornerstone Financial Corporation

3.1	(B)	Articles of Incorporation.

3.2	(C)	Bylaws

4.1	(D)	Specimen form of stock certificate.

4.2	(E)	Description of Capital Stock

10.1	(F)	The Bank of Princeton Amended and Restated 2007 Stock Option Plan*

10.2	(G)	The Bank of Princeton Amended and Restated 2012 Equity Incentive Plan*

10.3	(H)	MoreBank 2004 Incentive Equity Compensation Plan*

10.4	(I)	Princeton Bancorp, Inc. Amended and Restated Equity 2018 Equity Incentive Plan, as amended

10.5	(J)	Amended and Restated Employment Agreement between the Company and the Bank and Edward J. Dietzler dated as of June 21, 2023*

10.6	(K)	Amended and Restated Employment Agreement between the Company and the Bank and Daniel J. O’Donnell dated as of June 21, 2023*

10.7	(L)	Amended and Restated Employment Agreement between the Company and the Bank and George S. Rapp dated as of June 21, 2023*

10.8	(M)	Employment Agreement between the Bank and Stephanie Adkins dated January 25, 2019*

10.9	(N)	Employment Agreement between the Bank and Christopher Tonkovich dated February 25, 2019*

10.10	(O)	The Bank of Princeton 2018 Director Fee Plan*

10.11	(P)	2020 Management Incentive Plan*

10.12	(Q)	Dividend Reinvestment and Stock Purchase Plan

10.13	(R)	Supplemental Executive Retirement Plan dated July 30, 2021 for the benefit of Edward J. Dietzler and Daniel J. O’Donnell*

10.14	(S)	The Bank of Princeton Non-Employee Directors Deferred Compensation Plan*

10.15	(T)	Change in Control Agreement between the Company and the Bank and Jeffrey T. Hanuscin dated as of June 21, 2023*

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32.1		Section 1350 Certifications

97.1		Executive Compensation 2023 Clawback Policy

*	Management contract or compensatory plan, contract or arrangement.

Management contract or compensatory plan, contract or arrangement.

(A)	Incorporated by reference to Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed with the SEC on January 18, 2024

(B)	Incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2022

(C)	Incorporated by reference to Exhibit 3.1(ii) to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(D)

Incorporated by reference to Exhibit 4.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022 (D) Incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K12B, filed with the SEC on January 10, 2023.

(E)	Incorporated by reference to Exhibit 10.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(F)	Incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(G)	Incorporated by reference to Exhibit 10.3 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(H)	Incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(I)	Incorporated by reference to Exhibit 10.5 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(J)	Incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(K)	Incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(L)	Incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(M)	Incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(N)	Incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(O)	Incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(P)	Incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(Q)	Incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(R)	Incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022

(S)	Incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023

(T)	Incorporated by reference to Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 2024.

Princeton Bancorp, Inc.

/s/ Edward Dietzler
By:	Edward Dietzler President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Gillespie Richard Gillespie	Chairman of the Board	March 25, 2024

/s/ Stephen Distler Stephen Distler	Vice Chairman of the Board	March 25, 2024

/s/ Stephen Shueh Stephen Shueh	Director	March 25, 2024

/s/ Robert N. Ridolfi Robert N. Ridolfi, Esq	Director	March 25, 2024

/s/ Judith A. Giacin Judith A. Giacin	Director	March 25, 2024

/s/ Martin Tuchman Martin Tuchman	Director	March 25, 2024

/s/ Ross Wishnick Ross Wishnick	Director, Vice Chairman	March 25, 2024

/s/ Edward Dietzler Edward Dietzler	President, Chief Executive Officer, Director (Principal Executive Officer)	March 25, 2024

/s/ George S. Rapp George S. Rapp	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 25, 2024

/s/ Jeffrey T. Hanuscin Jeffrey T. Hanuscin	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2024

97