Form 10-Q
period 2024-03-31
Princeton Bancorp, Inc.
filed 2024-05-14
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March
31, 2024
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
of the Exchange Act). Yes

☐ No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2024, there were 6,319,361 outstanding shares of the issuer’s common stock, no par value.

i

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$13,040	$17,156
Interest-earning bank balances	18,196	17,376
Federal funds sold	140,831	116,025

Total cash and cash equivalents	172,067	150,557

Securities available-for-sale, at fair value	118,098	91,352
Securities held-to-maturity (fair value $199 and $200, at March 31, 2024 and December 31, 2023, respectively)	167	193
Loans receivable, net of deferred fees and costs	1,571,231	1,548,335
Less: allowance for credit losses	(18,618)	(18,492)

Loan receivable, net	1,552,613	1,529,843
Bank-owned life insurance	59,240	58,860
Premises and equipment, net	14,115	14,453
Accrued interest receivable	6,405	6,089
Restricted investment in bank stock	1,398	1,410
Deferred taxes, net	11,605	11,512
Goodwill	8,853	8,853
Core deposit intangible	1,301	1,422
Operating lease right-of-use asset	22,726	23,398
Equity method investments	9,051	8,296
Other assets	10,362	10,259

TOTAL ASSETS	$1,988,001	$1,916,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$247,056	$249,282
Interest-bearing	1,458,564	1,386,459

Total deposits	1,705,620	1,635,741
Accrued interest payable	11,831	9,162
Operating lease liability	23,643	24,280
Other liabilities	5,099	7,103

TOTAL LIABILITIES	1,746,193	1,676,286

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized, 6,320,356 shares issued and outstanding at March 31, 2024; at December 31, 2023, 6,299,331 shares issued and outstanding	—	—
Paid-in capital	98,312	98,291
Treasury Stock, at cost of 19,000 shares at March 31, 2024	(579)	—
Retained earnings	151,860	149,414
Accumulated other comprehensive loss	(7,785)	(7,494)

TOTAL STOCKHOLDERS’ EQUITY	241,808	240,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,988,001	$1,916,497

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$24,940	$19,894
Securities available-for-sale:
Taxable	564	278
Tax-exempt	286	284
Securities held-to-maturity	2	3
Other interest and dividend income	2,274	153

TOTAL INTEREST AND DIVIDEND INCOME	28,066	20,612

INTEREST EXPENSE
Deposits	12,618	3,865
Borrowings	—	86

TOTAL INTEREST EXPENSE	12,618	3,951

NET INTEREST INCOME	15,448	16,661
Provision for credit losses	186	265

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,262	16,396

NON-INTEREST INCOME
Income from bank-owned life insurance	381	290
Fees and service charges	432	448
Loan fees, including preypayment penalties	724	351
Other	448	285

TOTAL NON-INTEREST INCOME	1,985	1,374

NON-INTEREST EXPENSE
Salaries and employee benefits	6,520	5,399
Occupancy and equipment	2,029	1,341
Professional fees	524	465
Data processing and communications	1,160	1,300
Federal deposit insurance	273	190
Advertising and promotion	142	110
Office expense	119	97
Core deposit intangible	120	135
Other	949	735

TOTAL NON-INTEREST EXPENSE	11,836	9,772

INCOME BEFORE INCOME TAX EXPENSE	5,411	7,998
INCOME TAX EXPENSE	1,066	1,901

NET INCOME	$4,345	$6,097

Earnings per common share-basic	$0.69	$0.97
Earnings per common share-diluted	$0.68	$0.95
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$4,345	$6,097
Other comprehensive income (loss)
Unrealized gains (losses) arising during period on securities available-for-sale	(434)	1,739

Net unrealized gain (loss)	(434)	1,739
Tax effect	143	(498)

Total other comprehensive income (loss)	(291)	1,241

COMPREHENSIVE INCOME	$4,054	$7,338

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Three Months Ended March 31, 2024 and 2023
Balance, December 31, 2022	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	6,097	—	6,097
Other comprehensive loss	—	—	—	—	1,241	1,241
Change in accounting principle	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised (16,307 shares)	—	297	—	—	—	297
Dividends declared $0.30 per share	—	—	—	(1,843)	—	(1,843)
Dividend reinvestment plan (958 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	164	—	—	—	164

Balance, March 31, 2023	$—	$96,880	$—	$135,425	$(7,032)	$225,273

Balance, December 31, 2023	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	4,345	—	4,345
Other comprehensive loss	—	—	—	—	(291)	(291)
Treasury stock repurchases (19,000 shares)	—	—	(579)	—	—	(579)
Stock options exercised (2,450 shares)	—	34	—	—	—	34
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $0.30 per share	—	—	—	(1,866)	—	(1,866)
Dividend reinvestment plan (1,018 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	203	—	—	—	203

Balance, March 31, 2024	$—	$98,312	$(579)	$151,860	$(7,785)	$241,808

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,345	$6,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	186	265
Depreciation and amortization	409	305
Stock-based compensation expense	203	164
Amortization of premiums and accretion of discount on securities	6	11
Accretion of net deferred loan fees and costs	(37)	(534)
Increase in cash surrender value of bank-owned life insurance	(380)	(290)
Deferred income tax	98	(793)
Amortization of core deposit intangible	121	136
Increase (decrease) in accrued interest receivable and other assets	(152)	2,052
Increase (decrease) in accrued interest payable and other liabilities	28	(227)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,827	7,186

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(28,898)	(345)
Principal repayments and maturities on securities available-for-sale	1,254	1,144
Maturities, calls and principal repayments of securities held-to-maturity	26	2
Net increase in loans	(22,859)	(18,840)
Purchases of premises and equipment	(71)	(245)
Redemption (purchases) of restricted bank stock	12	(1,553)

NET CASH USED IN INVESTMENT ACTIVITIES	(50,536)	(19,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	69,879	(55,630)
Proceeds from overnight borrowings	—	34,500
Cash dividends	(1,899)	(1,876)
Dividend reinvestment program	33	33
Share redemption for tax witholding on restricted stock vesting	(249)	—
Purchase of treasury stock	(579)	—
Proceeds from exercise of stock options	34	297

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	67,219	(22,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,510	(35,327)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,557	53,351

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,067	$18,024

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$9,949	$2,818
Income taxes paid	$724	$653
Increase in ROU leases	$1,808	$9,799
Reclass of paid-in capital related to holding company formation	$—	$15,095
Reclass of treasury stock related to holding company formation	$—	$19,452
Reclass of common stock related to holding company formation	$—	$(34,547)
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007, under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007, and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 29 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery, and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of March 31, 2024, the Company had 211 total employees and 209 full-time equivalent employees.
On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey, and New York City markets. On that date, the Company acquired 100% of the outstanding common stock of Noah Bank for cash, and Noah Bank was merged with and into the Bank.
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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries: Bayard Lane, LLC, Bayard Properties, LLC, 112 Fifth Avenue, LLC, TBOP Delaware Investment Company and TBOP REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
for the year ended December 31, 2023.

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
Management believes that the allowance for credit losses is adequate as of March 31, 2024. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
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
Recent Accounting Pronouncements Not Yet Adopted
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)
No. 2023-07
in November 2023, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The company has only one reportable segment, ASU
2023-07
is not expected to have a significant impact on the Company’s consolidated financial statements.
ASU
No. 2023-09
In December 2023, the FASB issued ASU
No. 2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
ASU 2023-06, “Disclosure improvements” Amends disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective dates will depend, in part, on whether an entity is already subject to the SEC’s current disclosure requirements. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.
Note 2 - Earnings Per Share
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

The following schedule presents earnings per share data for the three-month periods ended March 31, 2024, and 2023 (in thousands, except per share data):
Note 2 - Earnings Per Share (continued)

	Three months ended March 31,
	2024	2023
Net income applicable to common stock	$4,345	$6,097
Weighted average number of common shares outstanding	6,328	6,257

Basic earnings per share	$0.69	$0.97

Net income applicable to common stock	$4,345	$6,097
Weighted average number of common shares outstanding	6,328	6,257
Dilutive effect on common shares outstanding	90	129

Weighted average number of diluted common shares outstanding	6,418	6,386

Diluted earnings per share	$0.68	$0.95

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three-months period ended March 31, 2024, and 2023:

	Three months ended March 31,
	2024		2023
	Options	Weighted Ave Exercise Price	Options	Weighted Ave Exercise Price
Options to purchase	245,633	$21.38	374,496	$22.01
Anti-dilutive	86,431	$33.19	—	$—

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities
The following summarizes the amortized cost and fair value of securities available-for-sale
at March 31, 2024 and December 31, 2023 with gross unrealized gains and losses therein:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$71,266	$153	$(6,578)	$64,841
U.S. government agency securities	11,260	—	(1,078)	10,182
Obligations of state and political subdivisions	44,056	2	(3,378)	40,680
Small business association (SBA) securities	2,392	5	(2)	2,395

Total	$128,974	$160	$(11,036)	$118,098

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$48,399	$219	$(5,984)	$42,634
U.S. government agency securities	6,260	—	(969)	5,291
Obligations of state and political subdivisions	44,059	12	(3,262)	40,809
Small business association (SBA) securities	2,617	2	(1)	2,618

Total	$101,335	$233	$(10,216)	$91,352

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (continued)
The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at March 31, 2024 and December 31, 2023 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
March 31, 2024
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$7,494	$(114)	$30,206	$(6,464)	$37,700	$(6,578)
U.S. government agency securities	4,998	(2)	5,184	(1,076)	10,182	(1,078)
Obligations of state and political subdivisions	6,788	(108)	31,196	(3,270)	37,984	(3,378)
Small business association (SBA) securities	816	(2)	—	—	816	(2)

Total	$20,096	$(226)	$66,586	$(10,810)	$86,682	$(11,036)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
December 31, 2023
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$2,858	$(14)	$31,398	$(5,970)	$34,256	$(5,984)
U.S. government agency securities	—	—	5,291	(969)	5,291	(969)
Obligations of state and political subdivisions	5,117	(102)	30,646	(3,160)	35,763	(3,262)
Small business association (SBA) securities	723	(1)	—	—	723	(1)

	$8,698	$(117)	$67,335	$(10,099)	$76,033	$(10,216)

The amortized cost and fair value of securities
available-for-sale
at March 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$285	$284
Due after one year through five years	8,454	8,263
Due after five years through ten years	34,437	32,065
Due after ten years	12,140	10,250
Mortgage-backed securities (GSEs)	71,266	64,841
Small business association (SBA) securities	2,392	2,395

	$128,974	$118,098

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)
Proceeds from calls and maturities of securities
available-for-sale
were not significant for the three-month period ended March 31, 2024.
The Company uses a defined CECL methodology for allowance for credit losses on its investment securities available-for-sale.
The Company did not have an allowance for credit losses on its investment securities available-for-sale
as of March 31, 2024.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds and mortgage related securities guaranteed by the SBA We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at March 31, 2024. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and therefore no reserve was recorded as of March 31, 2024.
At March 31, 2024, the Company’s
available-for-sale
securities portfolio consisted of approximately 227 securities, of which 164 available-for-sale
securities were in an unrealized loss position for more than twelve months and 30 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 98 municipal securities aggregating $31.2 million with a loss of $3.3 million, 62 mortgage-backed securities-GSE
aggregating $30.2 million with a loss of $6.5 million and four agency securities aggregating $5.2 million with a loss of $1.1 million. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.
There are no securities pledged as of March 31, 2024, and December 31, 2023.
Note 4 – Loans Receivable
Loans receivable, net at March 31, 2024 and December 31, 2023 were comprised of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial real estate	$1,162,741	$1,142,864
Commercial and industrial	45,930	50,961
Construction	321,009	310,187
Residential first-lien mortgage	36,565	38,040
Home equity/consumer	7,311	8,081

Total loans	1,573,556	1,550,133
Deferred fees and costs	(2,325)	(1,798)

Loans, net	$1,571,231	$1,548,335

The Company did not purchase any loans during the three months ended March 31, 2024, or 2023.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)
Upon CECL, the Company uses the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical and peer loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended March 31, 2024.
The following table presents the components of the allowance for credit losses:

	March 31, 2024	December 31, 2023
	(In thousands)
Allowance for credit losses - loans	$(18,618)	$(18,492)
Allowance for credit losses - off balance sheet	(473)	(589)

	$(19,091)	$(19,081)

The following table presents nonaccrual loans by segment of the loan portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
		(In thousands)
Commercial real estate	$110	$1,235	$—	$4,485
Commercial and industrial	40	$596	—	2,116
Construction	—	—	—	—
Residential first-lien mortgage	—	134	—	107

Total nonaccrual loans	$150	$1,965	$—	$6,708

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the three-month period ending March 31, 2024, the Company wrote off $310 thousand in accrued interest receivable for loans, compared to $130 thousand for the three-month period ending March 31, 2023. Accrued interest receivable related to loans, at March 31, 2024, and March 31, 2023, was
 $5.6 million and $4.3 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of March 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
				(In thousands)
Commercial real estate	$356	$841	$1,345	$2,542	$1,160,199	$1,162,741	$—
Commercial and industrial	232	274	636	1,142	44,788	45,930	—
Construction	—	—	—	—	321,009	321,009	—
Residential first-lien mortgage	27	—	134	161	36,404	36,565	—
Home equity/consumer	—	—	—	—	7,311	7,311	—

Total	$615	$1,115	$2,115	$3,845	$1,569,711	$1,573,556	$—

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)
The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2023:

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The Company evaluates risk ratings on an ongoing basis and assigns one of the following ratings: pass, special mention, substandard and doubtful. The Company engages a third party to review its assessment on a semiannual basis. The Company classifies residential and consumer loans as either performing or nonperforming based on payment status.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of March 31, 2024.
Note 4 – Loans Receivable (continued)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$25,851	$134,137	$244,778	$116,312	$61,828	$574,323	$5,512	$1,162,741
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total commercial real estate	25,851	134,137	244,778	116,312	61,828	574,323	5,512	1,162,741
Current period gross charge-offs						(237)		(237)
Commercial and industrial
Pass	653	563	1,615	11,702	148	12,158	12,230	39,069
Special mention	—	—	—	—	—	4,508	—	4,508
Substandard	—	—	—	—	500	1,853	—	2,353

Total commercial and industrial	653	563	1,615	11,702	648	18,519	12,230	45,930
Current period gross charge-offs						(46)		(46)
Construction
Pass	6,050	5,832	17,809	83,849	11,371	7,391	188,707	321,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	6,050	5,832	17,809	83,849	11,371	7,391	188,707	321,009
Residential first-lien mortgage
Performing	—	—	966	3,805	2,816	28,846	—	36,433
Nonperforming	—	—	—	—	—	132	—	132

Total residential first-lien mortgage	—	—	966	3,805	2,816	28,978	—	36,565
Home equity/consumer
Performing	223	546	1,371	298	3	1,893	2,949	7,283
Nonperforming	—	—	28	—	—	—	—	28

Total home equity/consumer	223	546	1,399	298	3	1,893	2,949	7,311
Total
Pass	32,777	141,078	266,539	215,966	76,166	624,611	209,398	1,566,535
Special mention	—	—	—	—	—	4,508	—	4,508
Substandard	—	—	28	—	500	1,985	—	2,513

Total loans	$32,777	$141,078	$266,567	$215,966	$76,666	$631,104	$209,398	$1,573,556

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$132,834	$233,436	$116,836	$53,574	$175,991	$417,417	$5,551	$1,135,639
Special mention	—	—	—	—	—	2,740	—	2,740
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	132,834	233,436	116,836	53,574	175,991	424,642	5,551	1,142,864

Current period gross charge-offs						1,718		1,718
Commercial and industrial
Pass	2,098	2,304	11,925	1,962	1,133	13,954	15,045	48,421
Special mention	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	2,040	—	2,040

Total commercial and industrial	2,098	2,304	11,925	1,962	1,133	16,494	15,045	50,961

Current period gross charge-offs						55		55
Construction
Pass	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187

Current period gross charge-offs						148		148
Residential first-lien mortgage
Performing	—	979	4,792	2,839	1,545	27,778	—	37,933
Non performing	—	—	—	—	—	107	—	107

Total residential first-lien mortgage	—	979	4,792	2,839	1,545	27,885	—	38,040

Current period gross charge-offs						2		2
Home equity/consumer
Performing	1,153	1,016	1,172	—	—	1,606	3,134	8,081
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	1,153	1,016	1,172	—	—	1,606	3,134	8,081

Total
Pass/performing	141,917	256,114	226,499	77,591	178,669	469,239	190,232	1,540,261
Special mention	—	—	—	—	—	3,240	—	3,240
Substandard /non performing	—	—	—	—	—	6,632	—	6,632

Total loans	$141,917	$256,114	$226,499	$77,591	$178,669	$479,111	$190,232	$1,550,133

The following table presents the allowance for credit losses on loans receivable at and for the three months ended March 31, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
			(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Provision 1	631	(31)	(124)	(153)	(21)	302
Charge-offs	(237)	(46)	—	—	—	(283)
Recoveries	5	102	—	—	—	107

Total	$16,446	$513	$1,021	$572	$66	$18,618

1
The provision for credit losses on the Consolidated Statement of Income is $186,000 comprising of a $302,000 thousand increase to the ACL for loans and a $116,000 reduction to the reserve for unfunded liabilities.

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

As of March 31, 2024, the Company had six loans totaling $2.1 million that were individually analyzed for potential credit loss and all the loans have real estate as credit support. Compared to December 31, 2023, the Company had nine loans totaling $6.7 million that were individually analyzed for potential credit loss.
Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans.
Note 5 – Deposits
The components of deposits were as follows:

	March 31, 2024		December 31, 2023
	(Dollars in thousands)
Demand, non-interest-bearing checking	$247,056	14.48%	$249,282	15.24%
Demand, interest-bearing checking	215,364	12.63%	247,939	15.16%
Savings	149,386	8.76%	146,484	8.96%
Money market	378,652	22.20%	354,005	21.64%
Time deposits, $250,000 and over	179,479	10.52%	173,614	10.61%
Time deposits, other	535,683	31.41%	464,417	28.39%

	$1,705,620	100.00%	$1,635,741	100.00%

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 6 – Borrowings
At March 31, 2024, and December 31, 2023, the Company had no borrowings outstanding.
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
and have not been
re-evaluated
or updated for the purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2024
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$64,841	$—	$64,841
U.S. government agency securities	—	10,182	—	10,182
Obligations of state and political subdivisions	—	40,680	—	40,680
Small Business Association (SBA) securities	—	2,395	—	2,395

Securities available-for-sale at fair value	$—	$118,098	$—	$118,098

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2023 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2023
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$42,634	$—	$42,634
U.S. government agency securities		5,291	—	5,291
Obligations of state and political subdivisions	—	40,809	—	40,809
Small Business Association (SBA) securities	—	2,618	—	2,618

Securities available-for-sale at fair value	$—	$91,352	$—	$91,352

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024, were as follows.

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2024
	(In thousands)
Collateral dependent loan	$—	$—	$95	$95

	$—	$—	$95	$95

The following table presents quantitative information using Level 3 fair value measurements at March 31, 2024.

Description	March 31, 2024	Valuation Technique		Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
				Discount	6.0%
Collateral dependent loan	$95	Collateral	1	adjustment	(6.0%)

1	Value based on third party offer to purchase note from the Bank.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)
For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31 2023
	(In thousands)
Collateral dependent loan	$—	$—	$4,485	$4,485

	$—	$—	$4,485	$4,485

The following table presents quantitative information using Level 3 fair value measurements at December 31, 2023.

Description	December 31, 2023	Valuation Technique		Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
				Discount	0.0%
Collateral dependent loan	$4,485	Collateral	1	adjustment	(0.0%)

1	Value based on third party offer to purchase note from the Bank.
There were no transfers between fair value hierarchy levels during the three months ended March 31, 2024 or 2023. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
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
Individual evaluated loans (generally carried at fair value)
Individual loans carried at fair value are those loans in which the Company has measured for a reserve and are generally based on the fair value of the related loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds, discounted for estimated selling costs or other factors the Company determines will impact collection of proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)
The carrying amounts and estimated fair value of financial instruments at March 31, 2024 are as follows.

	March 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$172,067	$172,067	$172,067	$—	$—
Securities available-for-sale at fair value	118,098	118,098	—	118,098	—
Securities held-to-maturity	167	167	—	167	—
Loans receivable, net	1,552,613	1,495,787	—	—	1,495,787
Restricted investments in bank stock	1,398	1,398	—	1,398	—
Accrued interest receivable	6,405	6,405	—	6,405	—
Equity method investments	9,051	9,051	—	5,900	3,151
Mortgage servicing rights	1,383	1,383	—	1,383	—
Financial Liabilities:
Deposits	$1,705,620	1,705,620	$—	$1,705,620	$—
Accrued interest payable	11,831	11,831	—	11,831	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2023 are as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$150,557	$150,557	$150,557	$—	$—
Securities AFS	91,352	91,352	—	91,352	—
Securities HTM	193	192	—	192	—
Loans receivable, net	1,529,843	1,425,814	—	—	1,425,814
Restricted bank stock	1,410	1,410	—	1,410	—
Accrued interest receivable	6,089	6,089	—	6,089	—
Equity method investments	8,296	8,296	—	5,900	2,396
Financial Liabilities
Deposits	1,635,741	1,581,762	—	1,581,762	—
Accrued interest payable	9,162	9,162	—	9,162	—
The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, and accrued interest payable are measured at the Company’s carrying amount.
The fair value of loans, deposits and borrowings are measured on a discounted basis using similar rates and terms.
The Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third-party valuations.
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
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial Condition Location	Three Months Ended March 31, 2024	Year ended December 31, 2023
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$23,398	$16,026
Increased asset from new leases		1,808	9,799
Accumulated amortization		(2,480)	(2,427)

Net book value	Operating lease right-of-use asset	$22,726	$23,398

Operating Lease Liability:
Lease liability	Operating lease liability	$23,643	$24,280

As of March 31, 2024, the weighted-average remaining lease terms for operating leases was 11.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.48%. The Company used FHLB fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases (continued)
Future minimum payments under operating leases with terms longer than 12 months are as follows at March 31, 2024 (in thousands):

Twelve months ended March 31,
2024	$3,501
2025	3,453
2026	3,269
2027	2,992
2028	2,779
Thereafter	15,748

Total future operating lease payment	31,742
Amounts representing interest	(8,099)

Present value of net future lease payments	$23,643

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Lease cost:
Operating lease	$987	$665
Short-term lease cost	48	2

Total lease cost	$1,035	$667

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$898	$585

Note 9 – Goodwill and Core Deposit Intangible
In accordance with ASC 805, the Company recorded $8.9 million of goodwill along with a core deposit intangible asset of $4.2 million of for the five branches acquired in 2019. The Noah Bank acquisition that occurred in 2023 did not generate any goodwill, but the Bank recorded $98 thousand in core deposit intangible asset. The core deposit intangible asset is being amortized over 10 years, using the sum of the year’s digits. Except as set forth below, GAAP requires that goodwill be tested for impairment annually (with the Company’s annual evaluation occurring on May 31 of each year) or more frequently if impairment indicators arise. The reporting unit was determined to be our community banking operations, which is our only operating segment.
ASC Topic
350-20

guidance requires an annual review of the fair value of a Reporting
Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than

50
%)
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible (continued)
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2023	$8,853	$1,422
Amortization expense	—	(121)

Balance at March 31, 2024	$8,853	$1,301

As of March 31, 2024, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

2024	314
2025	353
2026	274
2027	195
Thereafter	165

Total	$1,301

Note 10 – Subsequent Events
On April 23, 2024, during the Company’s annual shareholder meeting, the Board of Directors approved an amendment to the Company’s articles of incorporation to authorize a class of preferred stock consisting of 2,000,000 shares.
On April 24, 2024, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on May 10, 2024, payable on May 31, 2024.
Note 11 – Risk and Uncertainties
The occurrence of events which adversely affect the global, national, and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal, and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, Pennsylvania, New York, United States and/or global economy may therefore negatively impact our business and financial condition.
Government economic programs intended to backstop and bolster the economy through the pandemic have ended, and the nation’s economy has entered an inflationary phase. The Consumer Price Index has risen to levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. Regional conflicts around the world, including between Russia and Ukraine, have exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company’s operating results, the extent of which is indeterminable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K as of and for the year ended December 31, 2023.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the integration of the businesses of the Company and Cornerstone Financial Corporation “Cornerstone” following the completion of the business combination with Cornerstone Transaction, may be more difficult, time-consuming or costly than expected; the ability to obtain required regulatory and shareholder approvals, and the ability to complete the Transaction on the expected timeframe may be more difficult, time-consuming or costly than expected; the global impact of the regional conflicts around the world, including the Ukraine and the Middle East; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Company’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; credit risk associated with the Company’s lending activities; risks relating to the real estate market and the Company’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks disclosed in the Company’s filings with the SEC, including under the heading “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the success of the Company at managing the risks involved in the foregoing.

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

On October 19, 2022, the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cornerstone Financial Corporation, a New Jersey based holding company from Cornerstone bank (“Cornerstone”). Pursuant to the terms and conditions set forth in the Merger Agreement, Cornerstone will merge with and into Princeton Bancorp, with Cornerstone surviving (the “Merger”). The Bank plans to merge Cornerstone with and into the Company immediately after the Merger. The Company has received the requisite approvals of the Merger Agreement from the Federal Deposit Insurance Corporation, and New Jersey state bank regulators. The Company anticipates that the Merger will close in the third quarter of 2024.

The Company’s common stock trades on the “Nasdaq Global Select Market” under ticker symbol, “BPRN.”

Critical Accounting Policies and Estimates

Princeton Bancorp has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K and Note 1- Summary of Significant Accounting Policies in this document.

Economy

The US economy is showing signs of stress with inflation hitting a 40-year high, an increase in energy prices, specifically home-heating costs, higher interest rates set by the Federal Open Market Committee (impacting the real estate market) and uncertainties resulting from regional conflicts in around the world, including in Ukraine and the Middle East. However, the unemployment rate in New Jersey is below the national average.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

General

Total assets were $1.99 billion on March 31, 2024, an increase of $71.5 million, or 3.73%, when compared to $1.92 billion at the end of 2023. The primary reason for the increase in total assets was attributable to increases in available for sale securities of $26.7 million, an increase in net loans of $22.9 million, and an increase in cash and cash equivalents of approximately $21.5 million.

Cash and cash equivalents

Cash and cash equivalents increased $21.5 million, or 14.29%, to $172.1 million at March 31, 2024 compared to December 31, 2023. This increase was primarily related to deposit growth of approximately $69.9 and partially offset by increases in available-for-sale securities of $26.7 million and in total loans of $22.9 million.

Investment securities

Total available-for-sale investment securities increased million $26.7, or 29.28%, to $118.1 million at March 31, 2024 compared to December 31, 2023. This increase was related to the purchase of Government National Mortgage Association securities during the first quarter of 2024.

Loans

Loans, net of deferred loan fees and costs, increased $22.9 million, or 1.48%, to $1.57 billion at March 31, 2024 compared to December 31, 2023. The increase in the Company’s net loans consisted of a $19.9 million increase in commercial real estate loans and a $10.8 million increase in construction loans, partially offset by a decrease of $5.0 million in commercial and industrial loans, a decrease of $1.5 million in residential mortgages and a decrease of $770 thousand in HELOC/consumer loans.

Charge-offs for first quarter of 2024 were $283 thousand and recoveries were $107 thousand compared to the fourth quarter of 2023 which recorded charge offs of $55 thousand and recoveries of $65 thousand. The coverage ratio of the allowance for credit losses to period end loans was 1.18% at March 31, 2024 and 1.19% at December 31, 2023.

At March 31, 2024, non-performing assets totaled $2.1 million, a decrease of $4.6 million when compared to the amount at December 31, 2023. The decrease was primarily related to a $4.5 million commercial real estate loan which was sold during the first quarter of 2024. Non-performing assets as a percentage of total loans, net of deferred fees and costs, was 0.13% at March 31, 2024 and 0.43% at December 31, 2023.

Deposits

Total deposits at March 31, 2024 increased $69.9 million, or 4.27%, when compared to December 31, 2023. Certificates of deposit increased $77.1 million, money market deposits increased $24.7 million, and savings deposits increased $2.9 million. Partially offsetting these increases were decreases in interest-bearing demand deposits of $32.6 million and non-interest-bearing deposits of $2.2 million.

At March 31, 2024, the Company had approximately $426.7 million in uninsured deposits, consisting of $67.6 million in non-interest-bearing demand deposits, $128.7 million in interest-bearing demand deposits, $128.9 million in money market accounts, $21.3 million in savings deposits and $80.2 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at March 31, 2024 and at December 31, 2023.

Stockholders’ equity

Total stockholders’ equity on March 31, 2024 increased $1.6 million or 0.66% when compared to December 31, 2023. The increase was primarily due to the $2.4 million increase in retained earnings, consisting of $4.3 million in net income partially offset by $1.9 million of cash dividends recorded during the period. Additionally, stockholders’ equity declined as a result of a stock buyback of 19,000 shares totaling $579 thousand. The ratio of equity to total assets at March 31, 2024 and at December 31, 2023 was 12.2% and 12.5%, respectively.

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

Liquidity (continued)

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. Based on available eligible securities and qualified real estate loan collateral, and a $70.0 million line of credit with the FHLB supporting municipal deposits, the Company had the ability to borrow an additional $148.9 million as of March 31, 2024.

As of March 31, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $10.0 million at March 31, 2024. As of March 31, 2024, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of March 31, 2024, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at March 31, 2024.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At March 31, 2024, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of March 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at March 31, 2024 and December 31, 2023 are presented below:

Capital Resources (continued)

					To be well capitalized
			For capital conservation		under prompt corrective
	Actual		buffer requirement		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
March 31, 2024:
Total capital (to risk-weighted assets)	$255,304	14.305%	$187,392	10.500%	$178,468	10.000%
Tier 1 capital (to risk-weighted assets)	$236,686	13.262%	$151,698	8.500%	$142,774	8.000%
Common equity tier 1 capital (to-risk weighted assets	$236,686	13.262%	$124,928	7.000%	$116,004	6.500%
Tier 1 leverage capital (to average assets)	$236,686	11.994%	$128,273	6.500%	$98,672	5.000%
December 31, 2023:
Total capital (to risk-weighted assets)	$254,030	14.677%	$181,740	10.500%	$173,086	10.000%
Tier 1 capital (to risk-weighted assets)	$235,538	13.608%	$147,123	8.500%	$138,469	8.000%
Common equity tier 1 capital (to-risk weighted assets	$235,538	13.608%	$121,160	7.000%	$112,506	6.500%
Tier 1 leverage capital (to average assets)	$235,538	12.289%	$124,583	6.500%	$95,833	5.000%

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General

The Company reported net income of $4.3 million, or $0.68 per diluted common share, for the first quarter of 2024, compared to net income of $6.1 million, or $0.95 per diluted common share, for the first quarter of 2023. The decrease in net income for the first quarter of 2024 compared to the same period in 2023 was primarily due to increases in interest expense of $8.7 million and $2.1 million in non-interest expense, partially offset by a $7.5 million increase interest income, $611 thousand increase in non-interest income and a reduction of $835 thousand in income tax expense recorded.

Interest income

Interest income increased $7.5 million for the three months ended March 31, 2024, compared to the same period in 2023. Interest income on loans increased $5.0 million due to increases in both the average balance of loans of $175.4 million and the yield of 60 basis points. Other interest and dividend income increased $2.1 million due to an increase in average balance of $153.6 million and an increase in the yield of 90 basis points. Interest on taxable available-for-sale securities increased $286 thousand due to an 120 basis point increase in yield and a $17 thousand increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $8.7 million to $12.6 million for the three-month period ended March 31, 2024, due to increases in both the rate paid on interest-bearing deposits of 209 basis points and in the average balance of interest-bearing deposits of $351.6 million over the same prior year period.

Provision for credit losses

The Company reduced its provision for credit losses by $79 thousand during the three months ended March 31, 2024 while the allowance for credit losses was $10 thousand higher than at December 31, 2023. The decrease in the ACL in the current quarter consisted of $302 thousand increase recorded to the allowance of credit losses and a reduction to the allowance of $116 thousand in unfunded commitments, which is reported in other liabilities on the Company’s statement of condition. Charge-offs were $283 thousand and recoveries were $107 thousand for the quarter ending March 31, 2024.

Non-interest income

Total non-interest income of $2.0 million for the first quarter of 2024 increased $611 thousand, when compared to the quarter ended March 31, 2023. The increase over the first quarter of 2023 was due to increases in loan fees of $373 thousand, $163 thousand of other non-interest income, and $91 thousand in bank owned life insurance income.

Non-interest expense

Total non-interest expense for the first quarter of 2024 increased $2.1 million or 21.1% from the first quarter of 2023. The increase was due primarily to increases in salaries and employee benefits and occupancy and equipment expenses of $1.1 million and $688 thousand, respectively. This increase can be attributed in part to the acquisition of Noah Bank which occurred in the second quarter of 2023.

Provision for income taxes

For the three months ending March 31, 2024, the Company recorded an income tax expense of $1.1 million, resulting in an effective tax rate of 19.7%, compared to an income tax expense of $1.9 million resulting in an effective tax rate of 23.8% for the quarter ended March 31, 2023. The lower effective tax rate record in the first three months ended March 31, 2024, was attributed to a higher level of tax free investments benefit compared to a lower amount of net income.

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

	Three Months Ended March 31,
	2024			2023			Change 2024 vs 2023
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
				(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,551,206	$24,940	6.47%	$1,375,849	$19,894	5.86%	$175,357	0.60%
Securities
Taxable available-for-sale	58,742	564	3.86%	42,235	278	2.66%	16,507	1.20%
Tax exempt available-for-sale	40,758	285	2.81%	41,634	284	2.77%	(876)	0.05%
Held-to-maturity	182	2	4.42%	200	3	5.36%	(18)	-0.94%
Federal funds sold	148,069	2,009	5.46%	8,454	95	4.56%	139,615	0.90%
Other interest earning-assets	18,954	266	5.64%	5,001	58	4.77%	13,953	0.87%

Total interest-earning assets	1,817,911	$28,066	6.21%	1,473,373	$20,612	5.67%	344,538	0.54%

Other non-earnings assets	140,660			109,354			31,306

Total assets	$1,958,571			$1,582,727			$375,844

Interest-bearing liabilities
Demand	$242,030	$1,193	1.98%	$264,507	$551	0.84%	$(22,477)	1.14%
Savings	147,672	921	2.51%	182,763	417	0.92%	(35,091)	1.58%
Money markets	364,150	3,557	3.93%	268,814	1,158	1.75%	95,336	2.18%
Certificates of deposit	678,306	6,947	4.12%	364,470	1,739	1.94%	313,836	2.18%

Total deposit	1,432,158	12,618	3.54%	1,080,554	3,865	1.45%	351,604	2.09%
Borrowings	—	—	0.00%	6,993	86	4.99%	(6,993)	-4.99%

Total interest-bearing liabilities	1,432,158	$12,618	3.54%	1,087,547	$3,951	1.47%	344,611	2.07%

Non-interest-bearing deposits	244,089			242,814			1,275
Other liabilities	42,094			28,587			13,507

Total liabilities	1,718,341			1,358,948			359,393
Stockholders’ equity	240,230			223,779			16,451

Total liabilities and stockholder’s equity	$1,958,571			$1,582,727			$375,844

Net interest-earnings assets	$385,753			$385,826			$(73)
Net interest income; interest rate spread			2.67%			4.20%		-1.53%

Net interest margin		$15,448	3.42%		$16,661	4.59%	$(1,213)	-1.17%

Net interest margin FTE[1]			3.48%			4.66%		-1.18%

[1]	Includes federal and state tax effect of tax exempt securities and loans.

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	2024 vs. 2023 Increase (Decrease) Due to
	Rate	Volume	Net
		(In thousands)
Interest and dividend income:
Loans receivable, including fees	$240	$4,806	$5,046
Securities available-for-sale
Taxable	245	41	286
Tax-exempt	6	(5)	1
Securities held-to-maturity	1	—	(1)
Federal funds sold	37	1,877	1,914
Other interest and dividend income	21	187	208

Total interest and dividend income	$549	$6,907	$7,454

Interest expense
Demand	$1,074	$(432)	$642
Savings	1,809	(1,305)	504
Money markets	(4,300)	6,699	2,399
Certificates of deposit	390	4,818	5,208
Borrowings	—	(86)	(86)

Total interest expense	$(1,027)	$9,696	$8,667

Change in net interest income	$1,576	$(2,789)	$(1,213)

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2024, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2024, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$13,567	$14,261	$22,117	$16,552	$64,219	$(12,450)	$118,266
Loans receivable	495,979	214,358	401,487	419,068	35,491	(13,770)	1,552,613
Other interest-earnings assets (2)	159,027	—	—	—	—	13,040	172,067
Other non-interest assets	—	—	—	—	—	145,055	145,055

Total interest-earning assets	$668,573	$228,619	$423,604	$435,620	$99,710	$(13,180)	$1,988,001

Interest-bearing liabilities:
Checking and savings accounts	$364,750	$—	$—	$—	$—	$—	$364,750
Money market accounts	378,652	—	—	—	—	—	378,652
Certificate accounts	242,238	272,624	199,163	1,137	—	—	715,162
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$985,640	$272,624	$199,163	$1,137	$—	$—	$1,458,564

Interest-earning assets less interest-bearing liabilities	$(317,067)	$(44,005)	$224,441	$434,483	$99,710	$(13,180)	$529,437

Cumulative interest-rate sensitivity gap (3)	$(317,067)	$(361,072)	$(136,631)	$297,852	$397,562

Cumulative interest-rate gap as a percentage of total assets at March 31, 2024	-15.95%	-18.16%	-6.87%	14.98%	20.00%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2024	67.83%	71.30%	90.63%	120.42%	127.26%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2024, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amounts	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)
300	$260,809	$(4,296)	-1.62%	-5.31%	-4.72%
200	$264,795	$(310)	-0.12%	-3.79%	-3.20%
100	$266,202	$1,097	0.41%	-2.22%	-1.63%
Static	$265,105	$—		-0.59%
(100)	$270,264	$5,159	1.95%	0.90%	1.49%
(200)	$274,379	$9,274	3.50%	2.09%	2.68%
(300)	$265,028	$(77)	-0.03%	3.30%	3.89%

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, such as the Company, is not required to provide the information by this Item. Certain market risk disclosure is set forth in Item 2 above under “How We Manage Market Risk.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of March 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2024 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s repurchase of shares of common stock for the three months ended March 31, 2024 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program 1	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs 1
Period				314,000
January 1 - 31, 2024	—	$—	—	314,000
February 1 - 29, 2024	—	$—	—	314,000
March 1 - 31, 2024	19,000	$30.44	19,000	295,000

	19,000	$30.44	19,000

1
On August 10, 2023, the Company announced a stock repurchase program to repurchase up to 314,000 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a period of time necessary to complete such repurchases.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated January 18, 2024, by and between Princeton Bancorp, Inc. and Cornerstone Financial Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2024)*

31.1	Rule 13a-14(a) Certification on the Principal Executive Officer

31.2	Rule 13a-14(a) Certification on the Principal Financial Officer

32	Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	InlineXBRL Taxonomy Extension Schema Document

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	InlineXBRL Taxonomy Extension Label LinkbaseDocument

101.PRE	InlineXBRL Taxonomy Extension Label LinkbaseDocument

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

*	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Bancorp, Inc.

Date: May 14, 2024	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)