Form 10-Q
period 2024-06-30
Princeton Bancorp, Inc.
filed 2024-08-12
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June
30, 2024
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
of the Exchange Act). Yes

☐ No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2024, there were 6,349,603 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$14,937	$17,156
Interest-earning bank balances	18,584	17,376
Federal funds sold	117,784	116,025

Total cash and cash equivalents	151,305	150,557

Securities available-for-sale, at fair value	131,689	91,352
Securities held-to-maturity (fair value $166 and $200, at June 30, 2024 and December 31, 2023, respectively)	165	193
Loans receivable, net of deferred fees and costs	1,573,352	1,548,335
Less: allowance for credit losses	(18,464)	(18,492)

Loan receivable, net	1,554,888	1,529,843
Bank-owned life insurance	59,629	58,860
Premises and equipment, net	14,082	14,453
Accrued interest receivable	7,052	6,089
Restricted investment in bank stock	1,741	1,410
Deferred taxes, net	11,096	11,512
Goodwill	8,853	8,853
Core deposit intangible	1,191	1,422
Operating lease right-of-use asset	22,058	23,398
Equity method investments	9,426	8,296
Other assets	10,766	10,259

TOTAL ASSETS	$1,983,941	$1,916,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$245,073	$249,282
Interest-bearing	1,453,999	1,386,459

Total deposits	1,699,072	1,635,741
Accrued interest payable	11,048	9,162
Operating lease liability	23,015	24,280
Other liabilities	5,965	7,103

TOTAL LIABILITIES	1,739,100	1,676,286

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized, 6,349,603 shares issued and outstanding at June 30, 2024; 6,299,331 shares issued and outstanding at December 31, 2023
Paid-in capital	99,179	98,291
Treasury stock, at cost of 27,500 shares at June 30, 2024	(842)	—
Retained earnings	155,083	149,414
Accumulated other comprehensive loss	(8,579)	(7,494)

TOTAL STOCKHOLDERS’ EQUITY	244,841	240,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,983,941	$1,916,497

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$26,034	$21,517	$50,974	$41,411
Securities available-for-sale:
Taxable	1,001	292	1,565	570
Tax-exempt	286	284	572	568
Securities held-to-maturity	3	2	5	5
Other interest and dividend income	2,086	919	4,360	1,072

TOTAL INTEREST AND DIVIDEND INCOME	29,410	23,014	57,476	43,626

INTEREST EXPENSE
Deposits	13,442	7,321	26,060	11,186
Borrowings	—	32	—	118

TOTAL INTEREST EXPENSE	13,442	7,353	26,060	11,304

NET INTEREST INCOME	15,968	15,661	31,416	32,322
Provision for (reversal of) credit losses	(118)	2,463	68	2,728

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	16,086	13,198	31,348	29,594

NON-INTEREST INCOME
Income from bank-owned life insurance	388	295	769	585
Fees and service charges	465	464	897	912
Loan fees, including preypayment penalties	937	1,030	1,661	1,381
Gain on bargain purchase	—	9,696	—	9,696
Other	297	80	745	365

TOTAL NON-INTEREST INCOME	2,087	11,565	4,072	12,939

NON-INTEREST EXPENSE
Salaries and employee benefits	6,443	5,776	12,963	11,175
Occupancy and equipment	1,850	1,705	3,879	3,046
Professional fees	602	556	1,126	1,021
Data processing and communications	1,404	1,318	2,564	2,618
Federal deposit insurance	279	253	552	443
Advertising and promotion	156	126	298	236
Office expense	155	178	274	275
Other real estate expenses	—	1	—	1
Core deposit intangible	111	127	231	262
Acquisition-related expenses	—	7,026	—	7,026
Other	1,009	748	1,958	1,483

TOTAL NON-INTEREST EXPENSE	12,009	17,814	23,845	27,586

INCOME BEFORE INCOME TAX EXPENSE	6,164	6,949	11,575	14,947
INCOME TAX EXPENSE	1,038	161	2,104	2,062

NET INCOME	$5,126	$6,788	$9,471	$12,885

Earnings per common share-basic	$0.81	$1.08	$1.50	$2.06
Earnings per common share-diluted	$0.80	$1.07	$1.48	$2.02
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$5,126	$6,788	$9,471	$12,885
Other comprehensive income loss
Unrealized losses arising during period on securities available-for-sale	(1,110)	(2,074)	(2,001)	(335)

Net unrealized loss	(1,110)	(2,074)	(2,001)	(335)
Tax effect	316	592	916	94

Total other comprehensive loss	(794)	(1,482)	(1,085)	(241)

COMPREHENSIVE INCOME	$4,332	$5,306	$8,386	$12,644

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

Three Months Ended June 30, 2024 and 2023	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, April 1, 2023	$—	$96,880	$—	$135,425	$(7,032)	$225,273
Net income	—	—	—	6,788	—	6,788
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Dividends declared $ 0.30 per share	—	—	—	(1,876)	—	(1,876)
Dividend reinvestment plan ( 1,083 shares)	—	27	—	(27)	—	—
Stock-based compensation expense	—	196	—	—	—	196

Balance, June 30, 2023	$—	$97,103	$—	$140,310	$(8,514)	$228,899

Balance, April 1, 2024	$—	$98,312	$(579)	$151,860	$(7,785)	$241,808
Net income	—	—	—	5,126	—	5,126
Other comprehensive loss	—	—	—	—	(794)	(794)
Treasury stock repurchases (8,500 shares)	—	—	(263)	—	—	(263)
Stock options exercised ( 40,050 shares)	—	556	—	—	—	556
Dividends declared $ 0.30 per share	—	—	—	(1,868)	—	(1,868)
Dividend reinvestment plan ( 1,141 shares)	—	35	—	(35)	—	—
Stock-based compensation expense	—	276	—	—	—	276

Balance, June 30, 2024	$—	$99,179	$(842)	$155,083	$(8,579)	$244,841

Six Months Ended June 30, 2024 and 2023	Common stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2023	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	12,885	—	12,885
Other comprehensive loss	—	—	—	—	(241)	(241)
Change in accounting principle	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised ( 16,307 shares)	—	272	—	—	—	272
Dividends declared $ 0.60 per share	—	—	—	(3,719)	—	(3,719)
Dividend reinvestment plan ( 3,343 shares)	—	60	—	(60)	—	—
Stock-based compensation expense	—	385	—	—	—	385

Balance, June 30, 2023	$—	$97,103	$—	$140,310	$(8,514)	$228,899

Balance, January 1, 2024	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	9,471	—	9,471
Other comprehensive loss	—	—	—	—	(1,085)	(1,085)
Treasury stock repurchases ( 27,500 shares)	—	—	(842)		—	(842)
Stock options exercised ( 42,500 shares)	—	590	—	—	—	590
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $ 0.60 per share	—	—	—	(3,734)	—	(3,734)
Dividend reinvestment plan ( 2,159 shares)	—	68	—	(68)	—	—
Stock-based compensation expense	—	479	—	—	—	479

Balance, June 30, 2024	$—	$99,179	$(842)	$155,083	$(8,579)	$244,841

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,471	$12,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	68	2,728
Depreciation and amortization	817	670
Stock-based compensation expense	479	385
Amortization of premiums and accretion of discount on securities	99	19
Accretion of net deferred loan fees and costs	(721)	(1,005)
Increase in cash surrender value of bank-owned life insurance	(769)	(585)
Deferred income tax	1,252	(752)
Amortization of core deposit intangible	231	262
Bargain purchase gain	—	(9,696)
(Increase) decrease in accrued interest receivable and other assets	(1,275)	10,310
(Decrease) in accrued interest payable and other liabilities	(518)	(2,416)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,134	12,805

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(49,331)	(345)
Principal repayments and maturities on securities available-for-sale	6,894	4,028
Maturities, calls and principal repayments of securities held-to-maturity	28	4
Net (increase) decrease in loans	(24,296)	56,082
Cash paid for acquisition	—	(25,414)
Cash received from acquisition	—	23,181
Purchases of premises and equipment	(446)	(1,069)
Redemption (purchases) of restricted bank stock	(331)	357

NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(67,482)	56,824

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	63,331	33,468
Proceeds from overnight borrowings	—	(10,000)
Cash dividends	(3,734)	(3,719)
Share redemption for tax witholding on restricted stock vesting	(249)	—
Purchase of treasury stock	(842)	—
Proceeds from exercise of stock options	590	272

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,096	20,021

NET INCREASE IN CASH AND CASH EQUIVALENTS	748	89,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,557	53,351

CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,305	$143,001

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$24,174	$6,157
Income taxes paid	$1,279	$3,455
Net assets acquired from Noah Bank	$—	$239,451
Net liabilities assumed from Noah Bank	$—	$204,341
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on
March 5, 2007
, under the laws of the State of New Jersey and is a
New Jersey
state-chartered banking institution. The Bank was granted its bank charter on April 17,
2007
, commenced operations on
April 23, 2007
, and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 29 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery, and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of June 30, 2024, the Company had 212 total employees and 210 full-time equivalent employees.
On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey, and New York City markets. On that date, the Company acquired 100% of the outstanding common stock of Noah Bank for cash, and Noah Bank was merged with and into the Bank.
On January 18, 2024, the Company announced that it has entered into a definitive agreement and plan of merger pursuant to which the Company will acquire Cornerstone Financial Corporation (“Cornerstone”), the parent company of Cornerstone Bank, Mount Laurel, New Jersey in a transaction valued at approximately $17.9 million. Under the terms of the merger agreement, which has been approved by the boards of directors of both companies, Cornerstone will merge with, into and under the charter of the Company. In the merger, each share of Cornerstone common stock outstanding will be exchanged for 0.24 shares of the Company, subject to adjustment, having a value of $8.16 per share based on the $34.00 closing price of the Company common stock on January 17, 2024. Each share of Cornerstone’s preferred stock outstanding will be exchanged for its stated value of $1,000 per share. The transaction received Cornerstone stockholder approval and all applicable regulatory approvals, and is expected to close on August 23, 2024.
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
Management believes that the allowance for credit losses is adequate as of June 30, 2024. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 - Earnings Per Share (continued)

The following schedule presents earnings per share data for the three-month periods ended June 30, 2024, and 2023 (in thousands, except per share data):

	Three months ended June 30,
	2024	2023
Net income applicable to common stock	$5,126	$6,788
Weighted average number of common shares outstanding	6,332	6,270

Basic earnings per share	$0.81	$1.08

Net income applicable to common stock	$5,126	$6,788
Weighted average number of common shares outstanding	6,332	6,270
Dilutive effect on common shares outstanding	85	95

Weighted average number of diluted common shares outstanding	6,417	6,365

Diluted earnings per share	$0.80	$1.07

The following schedule presents earnings per share data for the six-month
periods ended June 30, 2024, and 2023 (in thousands, except per share data):

	Six months ended June 30,
	2024	2023
Net income applicable to common stock	$9,471	$12,885
Weighted average number of common shares outstanding	6,330	6,263

Basic earnings per share	$1.50	$2.06

Net income applicable to common stock	$9,471	$12,885
Weighted average number of common shares outstanding	6,330	6,263
Dilutive effect on common shares outstanding	79	112

Weighted average number of diluted common shares outstanding	6,410	6,375

Diluted earnings per share	$1.48	$2.02

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 - Earnings Per Share (concluded)

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three- and six-months
period ended June 30, 2024, and 2023:

	Three months ended June 30,
	2024		2023
	Options	Weighted Ave Exercise Price	Options	Weighted Ave Exercise Price

Options to purchase	310,582	$32.61	276,704	$19.56
Anti-dilutive	—	$—	95,750	$32.45

	Six months ended June 30,
	2024		2023
	Options	Weighted Ave Exercise Price	Options	Weighted Ave Exercise Price

Options to purchase	321,403	$24.61	280,732	$19.49
Anti-dilutive	—	—	95,750	$32.45

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities
The following summarizes the amortized cost and fair value of securities available-for-sale
at June 30, 2024 and December 31, 2023 with gross unrealized gains and losses therein:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available -for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$86,106	$154	$(6,652)	$79,608
U.S. government agency securities	11,260	—	(1,130)	10,130
Obligations of state and political subdivisions	44,052	1	(4,365)	39,688
Small business association (SBA) securities	2,256	8	(1)	2,263

Total	$143,674	$163	$(12,148)	$131,689

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available -for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$48,399	$219	$(5,984)	$42,634
U.S. government agency securities	6,260	—	(969)	5,291
Obligations of state and political subdivisions	44,059	12	(3,262)	40,809
Small business association (SBA) securities	2,617	2	(1)	2,618

Total	$101,335	$233	$(10,216)	$91,352

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at June 30, 2024 and December 31, 2023 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2024
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$14,751	$(164)	$29,187	$(6,488)	$43,938	$(6,652)
U.S. government agency securities	4,945	(55)	5,185	(1,075)	10,130	(1,130)
Obligations of state and political subdivisions	3,369	(71)	34,019	(4,294)	37,388	(4,365)
Small business association (SBA) securities	—	—	577	(1)	577	(1)

Total	$23,065	$(290)	$68,968	$(11,858)	$92,033	$(12,148)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2023
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$2,858	$(14)	$31,398	$(5,970)	$34,256	$(5,984)
U.S. government agency securities	—	—	5,291	(969)	5,291	(969)
Obligations of state and political subdivisions	5,117	(102)	30,646	(3,160)	35,763	(3,262)
Small business association (SBA) securities	723	(1)	—	—	723	(1)

	$8,698	$(117)	$67,335	$(10,099)	$76,033	$(10,216)

The amortized cost and fair value of securities
available-for-sale
at June 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,814	$1,809
Due after one year through five years	4,794	4,633
Due after five years through ten years	38,000	34,636
Due after ten years	10,704	8,740
Mortgage-backed securities (GSEs)	86,106	79,608
Small business association (SBA) securities	2,256	2,263

	$143,674	$131,689

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

Proceeds from calls and maturities of securities
available-for-sale
were not significant for the three and
six-month
period ended June 30, 2024.
The Company uses a defined CECL methodology for allowance for credit losses on its investment securities available-for-sale.
The Company did not have an allowance for credit losses on its investment securities available-for-sale
as of June 30, 2024.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds and mortgage related securities guaranteed by the SBA. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at June 30, 2024. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and therefore no reserve was recorded as of June 30, 2024.
At June 30, 2024, the Company’s
available-for-sale
securities portfolio consisted of approximately 234 securities, of which 174 available-for-sale
securities were in an unrealized loss position for more than twelve months and 21 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 106 municipal securities aggregating $34.0 million with a loss of $4.3 million, 60 mortgage-backed securities-GSE
aggregating $29.2 million with a loss of $6.5 million and 8 agency securities aggregating $5.8 million with a loss of $1.1 million. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.
There are no securities pledged as of June 30, 2024, and December 31, 2023.
Note 4 – Loans Receivable
Loans receivable, net at June 30, 2024 and December 31, 2023 were comprised of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate	$1,194,279	$1,142,864
Commercial and industrial	50,290	50,961
Construction	287,290	310,187
Residential first-lien mortgage	36,075	38,040
Home equity/consumer	7,583	8,081

Total loans	1,575,517	1,550,133
Deferred fees and costs	(2,165)	(1,798)

Loans, net	$1,573,352	$1,548,335

Except for the Noah Bank acquisition during the three-month period ended June 30, 2023, the Company did not purchase any loans during the three and six months ended June 30, 2024, and 2023, respectively.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The
Company uses the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical and peer loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended June 30, 2024.
The following table presents the components of the allowance for credit losses:

	June 30, 2024	December 31, 2023
	(In thousands)
Allowance for credit losses - loans	$(18,464)	$(18,492)
Allowance for credit losses - off balance sheet	(524)	(589)

	$(18,988)	$(19,081)

The following table presents nonaccrual loans by segment of the loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
	(In thousands)
Commercial real estate	$—	$2,150	$—	$4,485
Commercial and industrial	32	$885	—	2,116
Construction	—	—	—	—
Residential first-lien mortgage	—	127	—	107
Home equity/consumer	—	24	—	—

Total nonaccrual loans	$32	$3,186	$—	$6,708

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the six-month
period ended June 30, 2024, the Company wrote off $666 thousand in accrued interest receivable for loans, compared to $228 thousand for the six-month
period ended June 30, 2023. Accrued interest receivable related to loans, at June 30, 2024, and December 30, 2023, was $6.1 million and $5.5 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of June 30, 2024:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$1,831	$—	$2,150	$3,981	$1,190,298	$1,194,279	$—
Commercial and industrial	—	245	885	1,130	49,160	50,290	—
Construction	—	—	—	—	287,290	287,290	—
Residential first-lien mortgage	17	101	127	245	35,830	36,075	—
Home equity/consumer	—	—	24	24	7,559	7,583	—

Total	$1,848	$346	$3,186	$5,380	$1,570,137	$1,575,517	$—

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
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of June 30, 2024. Gross charge-offs are included for the six months ended June 30, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$65,889	$131,199	$243,186	$114,346	$61,325	$571,458	$2,061	$1,189,464
Special mention	—	—	—	—	—	2,665	—	2,665
Substandard	—	—	—	—	—	2,150	—	2,150

Total commercial real estate	65,889	131,199	243,186	114,346	61,325	576,273	2,061	1,194,279
Current period gross charge-offs						(237)		(237)
Commercial and industrial
Pass	3,224	(1,429)	3,425	11,491	(1,087)	(15,366)	49,008	48,752
Special mention	—	—	—	—	—	653	—	653
Substandard	—	—	—	—	—	885	—	885

Total commercial and industrial	3,224	(1,429)	3,425	11,491	(1,087)	(13,828)	49,008	50,290
Current period gross charge-offs						(130)		(130)
Construction
Pass	(28,493)	20,506	55,100	117,590	16,064	259	106,263	287,290
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	(28,493)	20,506	55,100	117,590	16,064	259	106,263	287,290
Residential first-lien mortgage
Performing	—	—	952	3,756	2,793	28,426	—	35,948
Nonperforming	—	—	—	—	—	127	—	127

Total residential first-lien mortgage	—	—	952	3,756	2,793	28,553	—	36,075
Home equity/consumer
Performing	431	1,203	632	(284)	(384)	1,457	4,435	7,559
Nonperforming	—	—	24	—	—	—	—	24

Total home equity/consumer	431	1,203	656	(284)	(384)	1,457	4,435	7,583
Total
Pass	41,051	151,479	303,295	246,899	78,711	586,234	161,767	1,569,013
Special mention	—	—	—	—	—	3,318	—	3,318
Substandard	—	—	24	—	—	3,162	—	3,186

Total loans	$41,051	$151,479	$303,319	$246,899	$78,711	$592,714	$161,767	$1,575,517

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2023. Gross charge-offs are included for the year-ended December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$132,834	$233,436	$116,836	$53,574	$175,991	$417,417	$5,551	$1,135,639
Special mention	—	—	—	—	—	2,740	—	2,740
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	132,834	233,436	116,836	53,574	175,991	424,642	5,551	1,142,864

Current period gross charge-offs						1,718		1,718
Commercial and industrial
Pass	2,098	2,304	11,925	1,962	1,133	13,954	15,045	48,421
Special mention	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	2,040	—	2,040

Total commercial and industrial	2,098	2,304	11,925	1,962	1,133	16,494	15,045	50,961

Current period gross charge-offs						55		55
Construction
Pass	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187

Current period gross charge-offs						148		148
Residential first-lien mortgage
Performing	—	979	4,792	2,839	1,545	27,778	—	37,933
Nonperforming	—	—	—	—	—	107	—	107

Total residential first-lien mortgage	—	979	4,792	2,839	1,545	27,885	—	38,040

Current period gross charge-offs						2		2
Home equity/consumer
Performing	1,153	1,016	1,172	—	—	1,606	3,134	8,081
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	1,153	1,016	1,172	—	—	1,606	3,134	8,081

Total
Pass/performing	141,917	256,114	226,499	77,591	178,669	469,239	190,232	1,540,261
Special mention	—	—	—	—	—	3,240	—	3,240
Substandard /nonperforming	—	—	—	—	—	6,632	—	6,632

Total loans	$141,917	$256,114	$226,499	$77,591	$178,669	$479,111	$190,232	$1,550,133

The following table presents the allowance for credit losses on loans receivable at and for the three months ended June 30, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,446	$513	$1,021	$572	$66	$18,618
Provision (reversal) 1	106	(80)	(277)	88	(6)	(169)
Charge-offs	—	(84)	—	—	—	(84)
Recoveries	71	28	—	—	—	99

Total	$16,623	$377	$744	$660	$60	$18,464

1
The reversal of credit losses on the Consolidated Statement of Income is $
118
thousand comprising of a $
169
thousand decrease to the allowance for credit losses on loans and a $
51
thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the six months ended June 30, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Provision (reversal) 1	737	(111)	(401)	(65)	(27)	133
Charge-offs	(237)	(130)	—	—	—	(367)
Recoveries	76	130	—	—	—	206

Total	$16,623	$377	$744	$660	$60	$18,464

1
The provision for credit losses on the Consolidated Statement of Income is $
68
 thousand comprising of a $
133
 thousand increase to the allowance for credit losses on loans and a $
65
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

1
The provision for credit losses on the Consolidated Statement of Income is $
2.5
 million comprising $
1.7
 million related to
non-PCD
loans acquired, a $996 thousand increase to the allowance for credit losses on loans and a $
240
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

1
The provision for credit losses on the Consolidated Statement of Income is $
2.7
 million comprising $
1.7
 million related to
non-PCD
loans acquired, a $1.3 million increase to the allowance for credit losses on loans and a $
319
 thousand reduction to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

As of June 30, 2024, the Company had thirteen loans totaling $3.2 million that were individually analyzed for potential credit loss and all the loans have real estate as credit support. As of December 31, 2023, the Company had nine loans totaling $6.7 million that were individually analyzed for potential credit loss.
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

There were no modifications to borrowers with financial difficulties and no loans that defaulted for the six-month periods ended June 30, 2024, and June 30, 2023.
Note 5 – Deposits
The components of deposits were as follows:

	June 30, 2024		December 31, 2023
	(Dollars in thousands)
Demand, non-interest-bearing checking	$245,073	14.42%	$249,282	15.24%
Demand, interest-bearing checking	223,759	13.17%	247,939	15.16%
Savings	146,935	8.65%	146,484	8.96%
Money market	403,926	23.77%	354,005	21.64%
Time deposits, $250,000 and over	187,699	11.05%	173,614	10.61%
Time deposits, other	491,680	28.94%	464,417	28.39%

	$1,699,072	100.00%	$1,635,741	100.00%

Note 6 – Borrowings
At June 30, 2024, and December 31, 2023, the Company had no borrowings outstanding.
Note 7 – Fair Value Measurements and Disclosures
The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820,
Fair Value Measurement
(“Topic 820”)
.
 Fair value measurements are not adjusted for transaction costs. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end
and have not been reevaluated or updated for the purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2024
	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprise (GSEs)	$—	$79,608	$—	$79,608
U.S. government agency securities	—	10,130	—	10,130
Obligations of state and political subdivisions	—	39,688	—	39,688
Small Business Association (SBA) securities	—	2,263	—	2,263

Securities available-for-sale at fair value	$—	$131,689	$—	$131,689

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2023 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2023
	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprise (GSEs)	$—	$42,634	$—	$42,634
U.S. government agency securities		5,291	—	5,291
Obligations of state and political subdivisions	—	40,809	—	40,809
Small Business Association (SBA) securities	—	2,618	—	2,618

Securities available-for-sale at fair value	$—	$91,352	$—	$91,352

There were no assets or liabilities measured at fair value on a nonrecurring basis, at June 30, 2024.

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
There were no transfers between fair value hierarchy levels during the three months ended June 30, 2024 or 2023. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at June 30, 2024 are as follows:

	June 30, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$151,305	$151,305	$151,305	$—	$—
Securities available-for-sale at fair value	131,689	131,689	—	131,689	—
Securities held-to-maturity	165	165	—	165	—
Loans receivable, net	1,554,888	1,497,979	—	—	1,497,979
Restricted investments in bank stock	1,741	1,741	—	1,741	—
Accrued interest receivable	7,052	7,052	—	7,052	—
Equity method investments	9,426	9,426	—	5,900	3,526
Mortgage servicing rights	1,216	1,216	—	1,216	—
Financial Liabilities:
Deposits	$1,699,072	1,632,808	$—	$1,632,808	$—
Accrued interest payable	11,048	11,048	—	11,048	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2023 are as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$150,557	$150,557	$150,557	$—	$—
Securities available-for-sale at fair value	91,352	91,352	—	91,352	—
Securities held-to-maturity	193	192	—	192	—
Loans receivable, net	1,529,843	1,425,814	—	—	1,425,814
Restricted investments in bank stock	1,410	1,410	—	1,410	—
Accrued interest receivable	6,089	6,089	—	6,089	—
Equity method investments	8,296	8,296	—	5,900	2,396
Mortgage servicing rights	1,562	1,562	—	1,562	—
Financial Liabilities:
Deposits	$1,635,741	$1,581,762	$—	$1,581,762	$—
Accrued interest payable	9,162	9,162	—	9,162	—
The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, equity method investments, and accrued interest payable are measured at the Company’s carrying amount.
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
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial Condition Location	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$22,726	$16,026
Increased asset from new leases		—	9,799
Accumulated amortization		(668)	(2,427)
Net book value	Operating lease right-of-use asset	$22,058	$23,398
Operating Lease Liability:
Lease liability	Operating lease liability	$23,015	$24,280
As of June 30, 2024, the weighted-average remaining lease terms for operating leases was 11.3 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.49%. The Company used FHLB fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases (concluded)

Future minimum payments under operating leases with terms longer than 12 months are as follows at June 30, 2024 (in thousands):

Twelve months ended June 30,
2024	$3,505
2025	3,410
2026	3,208
2027	2,957
2028	2,609
Thereafter	15,182

Total future operating lease payment	30,871
Amounts representing interest	(7,856)

Present value of net future lease payments	$23,015

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$976	$930	$1,962	$1,595
Short-term lease cost	17	63	65	65

Total lease cost	$993	$993	$2,027	$1,660

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$871	$696	$1,751	$1,281

Note 9 – Goodwill and Core Deposit Intangible
In accordance with ASC 805, the Company recorded $8.9 million of goodwill along with a core deposit intangible asset of $4.2 million for the five branches acquired in 2019. The Noah Bank acquisition that occurred in 2023 did not generate any goodwill, but the Bank recorded $98 thousand in core deposit intangible asset. The core deposit intangible asset is being amortized over 10 years, using the sum of the year’s digits. Except as set forth below, GAAP requires that goodwill be tested for impairment annually (with the Company’s annual evaluation occurring on May 31 of each year) or more frequently if impairment indicators arise. The reporting unit was determined to be our community banking operations, which is our only operating segment.
ASC Topic
350-20
guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A quantitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. The Company performed its annual review at May 31, 2024 and determined that it was more than 50% probable the fair value of the Reporting Unit exceeds the then Carrying Value, therefore a quantitative test was not required as of May 31, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible (concluded)

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2023	$8,853	$1,422
Amortization expense	—	(231)

Balance at June 30, 2024	$8,853	$1,191

As of June 30, 2024, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

2024	204
2025	353
2026	274
2027	195
Thereafter	165

Total	$1,191

Note 10 – Subsequent Events
On July 24, 2024, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on August 9, 2024, payable on August 30, 2024.
On July 25, 2024, the Company announced it received the necessary approvals from shareholders and all applicable regulatory authorities in connection with its acquisition of Cornerstone Financial Corporation, which is expected to close on
August 23, 2024
.
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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the integration of the businesses of the Company and Cornerstone Financial Corporation (“Cornerstone”) following the completion of the business combination with Cornerstone, may be more difficult, time-consuming or costly than expected; the ability to complete the transaction on the expected timeframe may be more difficult, time-consuming or costly than expected; the global impact of the regional conflicts around the world, including the Ukraine and the Middle East; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Company’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; credit risk associated with the Company’s lending activities; risks relating to the real estate market and the Company’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks disclosed in the Company’s filings with the SEC, including under the heading “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

The Company is the holding company for The Bank of Princeton (the “Bank”), a community bank founded in 2007. The Bank is a New Jersey state-chartered commercial bank with 22 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Chesterfield, Cream Ridge, Deptford, Fort Lee, Hamilton, Kingston, Lakewood, Lambertville, Lawrenceville, Monroe, New Brunswick, Palisades Park, Pennington, Piscataway, Princeton Junction, Quakerbridge and Sicklerville. There are also five branches in the Philadelphia, Pennsylvania area and two in the New York City metropolitan area. The Bank of Princeton is a member of the Federal Deposit Insurance Corporation (“FDIC”).

On January 18, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cornerstone Financial Corporation (“Cornerstone”), the New Jersey based bank holding company for Cornerstone Bank (“Cornerstone Bank”). Pursuant to the terms and conditions set forth in the Merger Agreement, Cornerstone will merge with and into the Company, with the Company surviving (the “Merger”). The Company plans to merge Cornerstone Bank with and into the Bank immediately after the Merger. The Company has received the requisite approvals of the Merger Agreement from the Federal Reserve, the Federal Deposit Insurance Corporation, and the New Jersey Department of Banking and Insurance. The Company anticipates that the Merger will close in August 2024.

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

Economy

The US economy expanded at an annual rate of 2.8% over the three months ended June 30, 2024, lifted by consumer spending. Inflation has slowed after hitting a 40-year high, but households still grapple with a 20% increase in prices since 2021, an increase in energy prices, higher interest rates (impacting the real estate market) and uncertainties resulting from regional conflicts in around the world, including in Ukraine and the Middle East. U.S. unemployment, at 4.1%, is low but rising. The unemployment rate in New Jersey is 4.6% at June 30, 2024.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

General

Total assets were $1.98 billion on June 30, 2024, an increase of $67.4 million, or 3.52%, when compared to $1.92 billion at the end of 2023. The primary reasons for the increase in total assets were an increase in available for sale securities of $40.3 million and an increase in net loans of $25.0 million.

Cash and cash equivalents

Cash and cash equivalents increased $748 thousand, or 0.50%, to $151.3 million at June 30, 2024 compared to December 31, 2023.

Investment securities

Total available-for-sale investment securities increased million $40.3, or 44.16%, to $131.7 million at June 30, 2024 compared to December 31, 2023. This increase was related to the purchase of mortgage-backed securities U.S. government sponsored enterprises and U.S government agency securities during the six-months ended June 30, 2024.

Loans

Loans, net of deferred loan fees and costs, increased $25.0 million, or 1.62%, to $1.57 billion at June 30, 2024 compared to December 31, 2023. The increase in the Company’s net loans consisted of a $51.4 million increase in commercial real estate loans, partially offset by a decrease of $22.9 million in construction loans, a decrease of $2.0 million in residential mortgage loans, a decrease of $671 thousand in commercial and industrial loans and a decrease of $498 thousand in HELOC/consumer loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and nonowner-occupied CRE loans, was $1.19 billion or 75.8% of total loans of $1.57 billion at June 30, 2024. The Company’s CRE loan portfolio included $463.6 million or 38.8% of the total in multi-family loans, $352.5 million or 29.6% of the total in non-owner-occupied loans, $348.0 million or 29.1% of the total in owner-occupied loans and $30.3 million or 2.5% of the total in land loans. The Company’s non-owner-occupied portfolio by property type included $90.7 million in office buildings, $77.7 million in retail, $69.5 million in industrial warehousing, $43.6 million in mixed-use, $17.1 million in restaurants, $7.9 million in healthcare and $46.0 million in other. There were 585 loans in the Company’s CRE portfolio with an average and median loan size of $2.0 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.10 billion or 92.3% of the CRE portfolio and less than 80% for $1.18 billion or 99.2% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	June 30, 2024			December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Multi Family	463,564	38.8%	54.7%	403,779	35.3%	55.7%
Owner Occupied	347,986	29.1%	32.5%	347,734	30.4%	33.0%
Land	30,259	2.5%	77.5%	30,280	2.6%	79.6%
Non Owner Occupied
Office Building	90,713	7.6%	42.0%	91,968	8.0%	42.9%
Retail	77,657	6.5%	40.6%	67,862	5.9%	40.7%
Industrial/Warehousing	69,458	5.8%	45.2%	69,917	6.1%	46.0%
Mixed Use	43,631	3.7%	41.9%	48,684	4.3%	42.9%
Restaurants	17,116	1.4%	34.1%	15,361	1.3%	33.3%
Healthcare	7,870	0.7%	49.8%	11,448	1.0%	48.7%
Other	46,025	3.9%	43.6%	55,830	4.9%	38.7%

Total non owner occupied	352,471	29.6%		361,070	31.6%

Total Commercial Real Estate	1,194,279	100.0%		1,142,864	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	June 30, 2024		December 31, 2023
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	591,304	49.5%	533,991	46.7%
New Jersey	421,312	35.3%	408,368	35.7%
Pennslyvania	160,186	13.4%	172,848	15.1%

Other	21,477	1.8%	27,657	2.5%

	1,194,279	100.00%	1,142,864	100.00%

For the three-month and six-month periods ended June 30, 2024, charge-offs were $84 thousand and $367 thousand, and recoveries were $99 thousand and $206 thousand. For the three-month and six-month periods ended June 30, 2023, charge-offs were $1.9 million for both periods, and recoveries were $27 thousand and $30 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.17% at June 30, 2024 and 1.19% at December 31, 2023.

At June 30, 2024, non-performing assets totaled $3.2 million, a decrease of $3.5 million when compared to the amount at December 31, 2023. Non-performing assets as a percentage of total loans, net of deferred fees and costs, was 0.20% at June 30, 2024 and 0.43% at December 31, 2023.

Deposits

Total deposits at June 30, 2024 increased $63.3 million, or 3.87%, when compared to December 31, 2023. Money market deposits increased $49.9 million, and certificates of deposit increased $41.3 million, partially offset by decreases in interest-bearing demand deposits of $24.2 million and non-interest-bearing deposits of $4.2 million.

At June 30, 2024, the Company had approximately $505.0 million in uninsured deposits, consisting of $55.9 million in non-interest-bearing demand deposits, $147.4 million in interest-bearing demand deposits, $118.8 million in money market accounts, $21.1 million in savings deposits and $161.8 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at June 30, 2024 and at December 31, 2023.

Stockholders’ equity

Total stockholders’ equity on June 30, 2024 increased $4.6 million or 1.93% when compared to December 31, 2023. The increase was primarily due to the $5.7 million increase in retained earnings, consisting of $9.5 million in net income partially offset by $3.8 million of cash dividends recorded during the period. The ratio of equity to total assets at June 30, 2024 and at December 31, 2023 was 12.34% and 12.53%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. Based on available eligible securities and qualified real estate loan collateral, and a $70.0 million line of credit with the FHLB supporting municipal deposits, the Company had the ability to borrow an additional $491.8 million as of June 30, 2024.

As of June 30, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $10.0 million at June 30, 2024. As of June 30, 2024, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of June 30, 2024, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at June 30, 2024.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At June 30, 2024, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of June 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at June 30, 2024 and December 31, 2023 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024:
Total capital (to risk-weighted assets)	$258,927	14.663%	$185,414	10.500%	$176,585	10.000%
Tier 1 capital (to risk-weighted assets)	$240,463	13.617%	$150,097	8.500%	$141,268	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$240,463	13.617%	$123,610	7.000%	$114,780	6.500%
Tier 1 leverage capital (to average assets)	$240,463	12.120%	$128,959	6.500%	$99,199	5.000%
December 31, 2023:
Total capital (to risk-weighted assets)	$254,030	14.677%	$181,740	10.500%	$173,086	10.000%
Tier 1 capital (to risk-weighted assets)	$235,538	13.608%	$147,123	8.500%	$138,469	8.000%
Common equity tier 1 capital (to risk- weighted assets)	$235,538	13.608%	$121,160	7.000%	$112,506	6.500%
Tier 1 leverage capital (to average assets)	$235,538	12.289%	$124,583	6.500%	$95,833	5.000%

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General

The Company reported net income of $5.1 million, or $0.80 per diluted common share, for the second quarter of 2024, compared to net income of $6.8 million, or $1.07 per diluted common share, for the second quarter of 2023. The $1.7 million decrease in net income for the second quarter of 2024 compared to the same period in 2023 was primarily due to acquisition-related items recorded in the second quarter of 2023 due to the Company’s acquisition of Noah Bank, resulting in a decrease in non-interest income of $9.5 million and an increase in income tax expense of $877 thousand, partially offset by a decrease in non-interest expenses of $5.8 million, a decrease in the provision for credit losses of $2.6 million and an increase in net interest income of $307 thousand when compared to the second quarter of 2023.

Interest income

Interest income increased $6.4 million for the three months ended June 30, 2024, compared to the same period in 2023. Interest income on loans increased $4.5 million due to increases in both the average balance of loans of $153.2 million and the yield of 58 basis points. Other interest and dividend income increased $1.2 million due to an increase in average balance of $81.6 million and an increase in the yield of 33 basis points. Interest on taxable available-for-sale securities increased $709 thousand due to a 185 basis point increase in yield and a $44.9 million increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $6.1 million to $13.4 million for the three-month period ended June 30, 2024, due to increases in both the rate paid on interest-bearing deposits of 120 basis points and in the average balance of interest-bearing deposits of $280.8 million over the same prior year period.

Provision for credit losses

The Company recorded a reversal of credit losses of $118 thousand during the three-months ended June 30, 2024, which consisted of $169 thousand decrease recorded to the allowance of credit losses, offset by an increase to the provision for credit losses of $51 thousand related to unfunded commitments, which are recorded in other liabilities on the Company’s statements of financial condition. Charge-offs were $84 thousand, and recoveries were $99 thousand, for the quarter ended June 30, 2024.

Non-interest income

Total non-interest income was $2.1 million for the three-months ended June 30, 2024, a decrease of $9.5 million or 82.0% when compared to the same prior year period. The decrease was primarily due to the bargain purchase gain of $9.7 million attributed to the acquisition of Noah Bank, which closed in May 2023.

Non-interest expense

Total non-interest expense was $12.0 million for the three-months ended June 30, 2024, a decrease of $5.8 million or 32.6% when compared to the same prior year period. The decrease was due primarily to $7.0 million in merger-related expenses recorded, $667 thousand more in salaries and benefits expense and $145 thousand more in occupancy and equipment expenses during the three-months ended June 30, 2023 that were all primarily associated with the Noah Bank acquisition in 2023.

Provision for income taxes

For the three months ended June 30, 2024, the Company recorded an income tax expense of $1.0 million, resulting in an effective tax rate of 16.8%, compared to an income tax expense of $161 thousand resulting in an effective tax rate of 2.32% for the quarter ended June 30, 2023. The effective tax rate in the second quarter of 2023 was lower than the current quarter’s rate because of the non-taxable $9.7 million bargain purchase gain from the Noah bank acquisition.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the three-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average loan receivables balances include non-accrual loans. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Three Months Ended June 30,
	2024			2023			Change 2024 vs 2023
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,585,876	$26,035	6.60%	$1,432,680	$21,517	6.02%	$153,196	0.58%
Securities
Taxable available-for-sale	89,547	1,002	4.47%	44,669	292	2.63%	44,878	1.84%
Tax exempt available-for-sale	39,756	286	2.88%	41,187	284	2.76%	(1,431)	0.12%
Held-to-maturity	166	2	5.33%	198	2	5.28%	(32)	0.05%
Federal funds sold	133,336	1,808	5.45%	65,383	842	5.16%	67,953	0.30%
Other interest earning-assets	19,338	278	5.78%	5,691	77	5.31%	13,647	0.47%

Total interest-earning assets	1,868,019	$29,410	6.33%	1,589,808	$23,014	5.81%	278,211	0.53%

Other non-earnings assets	141,377			110,384			30,993

Total assets	$2,009,396			$1,700,192			$309,204

Interest-bearing liabilities
Demand	$231,895	$1,119	1.94%	$242,667	$835	1.38%	$(10,772)	0.56%
Savings	148,377	974	2.64%	158,937	683	1.73%	(10,560)	0.91%
Money markets	390,019	3,873	3.99%	285,021	2,113	2.97%	104,998	1.02%
Certificates of deposit	713,433	7,477	4.22%	516,252	3,690	2.87%	197,181	1.35%

Total deposit	1,483,724	13,443	3.64%	1,202,877	7,321	2.44%	280,847	1.20%

Borrowings	—	—	0.00%	2,482	32	5.08%	(2,482)	-5.08%

Total interest-bearing liabilities	1,483,724	$13,443	3.64%	1,205,359	$7,353	2.45%	278,365	1.20%
Non-interest-bearing deposits	243,248			235,423			7,825
Other liabilities	40,874			32,232			8,642

Total liabilities	1,767,846			1,473,014			294,832
Stockholders’ equity	241,550			227,178			14,372

Total liabilities and stockholder’s equity	$2,009,396			$1,700,192			$309,204

Net interest-earnings assets	$384,295			$384,449			$(154)
Net interest income; interest rate spread			2.69%			3.36%		-0.67%

Net interest margin		$15,968	3.44%		$15,661	3.95%	$307	-0.51%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30, 2024 vs . 2023 Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable, including fees	$238	$4,280	$4,518
Investment securities
Taxable available-for-sale	395	315	710
Tax exempt available-for-sale	23	(21)	2
Held-to-maturity	0	0	0
Federal funds sold	94	872	966
Other interest-earning assets	0	200	201

Total interest-earning assets	$750	$5,647	$6,396

Interest expense:
Demand	534	(251)	$284
Savings	577	(286)	291
Money market	1,427	333	1,760
Certificates of deposit	268	3,519	3,787
Borrowings	—	(32)	(32)

Total interest expense	$2,806	$3,283	$6,089

Change in net interest income	$(2,056)	$2,363	$307

Comparison of Operating Results for the Six Months Ended June 30, 2024, and 2023

General

The Company reported net income of $9.5 million, or $1.48 per diluted common share, for the six-month period ended June 30, 2024, compared to net income of $12.9 million, or $2.02 per diluted common share, for the same period in 2023. The decrease in net income for the six-month period ended June 30, 2024, compared to the same period in 2023, was primarily due to acquisition-related items recorded during 2023 due to the acquisition of Noah Bank. In addition, net interest income declined $906 thousand over the two periods for the reasons described below.

Interest income

Interest income increased $13.9 million for the six-months ended June 30, 2024, compared to the same period in 2023. Interest income on loans increased $9.6 million due to increases in both the average balance of loans of $164.1 million and the yield of 59 basis points. Other interest and dividend income increased $3.3 million due to an increase in average balance of $117.4 million and an increase in the yield of 40 basis points. Interest on taxable available-for-sale securities increased $995 thousand due to a 158 basis point increase in yield and a $30.7 million increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $14.8 million to $26.1 million for the six-month period ended June 30, 2024, due to increases in both the rate paid on interest-bearing deposits of 162 basis points and in the average balance of interest-bearing deposits of $315.9 million over the same prior year period.

Provision for credit losses

The Company recorded a $68 thousand provision for credit losses for the six-month period ended June 30, 2024 and recorded $2.7 million provision for credit losses for the six-month period ended June 30, 2023. The decrease for the six-month period ended June 30, 2024, compared with the same prior year period, is primarily due to $1.7 million of the provision related to non-purchased credit deteriorated loans acquired in the Noah Bank acquisition and net charge-offs of $1.8 million recorded for the six-month period ended June 30, 2023. For the six-month periods ended June 30, 2024, charge-offs were $367 thousand, and recoveries were $206 thousand.

Non-interest income

For the six-month period ended June 30, 2024, non-interest income decreased $8.9 million or 68.5%, from the same six-month period in 2023, primarily due to the $9.7 million bargain purchase gain from the Noah acquisition recorded in the six-month period ended June 30, 2023.

Non-interest expense

For the six-month period ended June 30, 2024, non-interest expense was $23.8 million, compared to $27.6 million for the same period in 2023. This decrease was primarily due to acquisition-related expenses of $7.0 million in the prior year period, partially offset by increases in salaries and employee benefits of $1.8 million and occupancy and equipment expense of $833 thousand.

Provision for income taxes

For the six-month period ended June 30, 2024, the Bank recorded an income tax expense of $2.1 million, resulting in an effective tax rate of 18.2%, compared to an income tax expense of $2.1 million resulting in an effective tax rate of 13.8% for the six-month period ended June 30, 2023. The effective tax rate for the six-month period ended June 30, 2023 was substantially lower as a result of the non-taxable bargain purchase gain related to the Noah acquisition.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the three-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average loan receivables balances include non-accrual loans. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Six Months Ended June 30,
	2024			2023			Change 2024 vs 2023
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,568,541	$50,974	6.54%	$1,404,421	$41,411	5.95%	$164,120	0.59%
Securities
Taxable available-for-sale	74,144	1,565	4.21%	43,459	570	2.63%	30,685	1.58%
Tax exempt available-for-sale	40,257	572	2.84%	41,409	568	2.75%	(1,152)	0.09%
Held-to-maturity	174	5	5.21%	199	5	5.28%	(25)	-0.07%
Federal funds sold	140,703	3,816	5.45%	37,076	937	5.09%	103,627	0.37%
Other interest earning-assets	19,146	544	5.71%	5,348	135	5.06%	13,798	0.65%

Total interest-earning assets	1,842,965	$57,476	6.27%	1,531,912	$43,626	5.74%	311,053	0.53%

Other non-earnings assets	141,019			126,444			14,575

Total assets	$1,983,984			$1,658,356			$325,628

Interest-bearing liabilities
Demand	$236,963	$2,312	1.96%	$253,527	$1,386	1.10%	$(16,564)	0.86%
Savings	148,024	1,895	2.57%	170,785	1,100	1.30%	(22,761)	1.28%
Money markets	377,084	7,430	3.96%	276,962	3,271	2.38%	100,122	1.58%
Certificates of deposit	695,870	14,423	4.17%	440,780	5,429	2.48%	255,090	1.68%

Total deposit	1,457,941	26,060	3.59%	1,142,054	11,186	1.98%	315,887	1.62%
Borrowings	—	—	0.00%	4,725	118	5.01%	(4,725)	-5.01%

Total interest-bearing liabilities	1,457,941	$26,060	3.08%	1,146,779	$11,304	1.99%	311,162	1.09%

Non-interest-bearing deposits	243,669			239,098			4,571
Other liabilities	41,484			46,991			(5,507)

Total liabilities	1,743,094			1,432,868			310,226
Stockholders’ equity	240,890			225,488			15,402

Total liabilities and stockholder’s equity	$1,983,984			$1,658,356			$325,628

Net interest-earnings assets	$385,024			$385,133			$(109)
Net interest income; interest rate spread			2.68%			3.76%		-1.08%

Net interest margin		$31,416	3.43%		$32,322	4.25%	$(906)	-0.83%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2024 vs . 2023 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$476	$9,087	$9,563
Securities available-for-sale
Taxable	305	690	995
Tax-exempt	17	(13)	4
Securities held-to-maturity	47	(47)	—
Federal funds sold	63	2,816	2,879
Other interest and dividend income	1	408	409

Total interest and dividend income	$910	$12,940	$13,850

Interest expense:
Demand	1,017	(91)	$926
Savings	993	(198)	795
Money market	1,923	2,236	4,159
Certificates of deposit	608	8,387	8,994
Borrowings	—	(118)	(118)

Total interest expense	$4,541	$10,215	$14,756

Change in net interest income	$(3,631)	$2,725	$(906)

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2024, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2024, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$11,622	$18,621	$22,505	$18,185	$73,071	$(12,315)	$131,689
Loans receivable	466,364	194,620	453,804	431,627	31,590	(23,117)	1,554,888
Other interest-earnings assets (2)	138,109	—	—	—	—	14,937	153,046
Other non-interest assets	—	—	—	—	—	144,318	144,318

Total interest-earning assets	$616,095	$213,241	$476,309	$449,812	$104,661	$(20,495)	$1,983,941

Interest-bearing liabilities:
Checking and savings accounts	$370,694		$—	$—	$—	$—	$370,694
Money market accounts	403,926	—	—	—	—	—	403,926
Certificate accounts	111,356	439,721	125,686	2,616	—	—	679,379
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$885,976	$439,721	$125,686	$2,616	$—	$—	$1,453,999

Interest-earning assets less interest-bearing liabilities	$(269,881)	$(226,480)	$350,623	$447,196	$104,661	$(20,495)	$529,942

Cumulative interest-rate sensitivity gap (3)	$(269,881)	$(496,361)	$(145,738)	$301,458	$406,119

Cumulative interest-rate gap as a percentage of total assets at June 30, 2024	-13.60%	-25.02%	-7.35%	15.19%	20.47%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2024	69.54%	62.56%	89.96%	120.73%	127.93%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2024, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
	(Dollars in thousands)
300	$291,048	$(10,472)	-3.47%	15.56%	0.23
200	$296,179	$(5,341)	-1.77%	15.57%	0.24
100	$298,927	$(2,593)	-0.86%	15.43%	0.10
Static	$301,520	$—		15.33%
(100)	$306,875	$5,355	1.78%	15.36%	0.03
(200)	$308,278	$6,758	2.24%	15.24%	(0.09)
(300)	$302,800	$1,280	0.42%	14.79%	(0.54)

[1]	Economic Value of Equity (EVE) divded by Economic Value of Assets (EVA)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of June 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2024 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchase of shares of common stock for the three months ended June 30, 2024 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program [1]	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs [1]
Period
				295,000
April 1 - 30, 2024	1,500	$31.00	1,500	293,500
May 1 - 31, 2024	7,000	$30.95	7,000	286,500
June 1 - 30, 2024	—	$—	—	286,500
	8,500	$30.98	8,500

[1]

On August 10, 2023, the Company announced a stock repurchase program to repurchase up to 314,000 shares of common stock, approximately 5% of the Company's outstanding shares of common stock, over a period of time necessary to complete such repurchases.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Princton Bancorp, Inc.

31.1	Rule 13a-14(a) Certification on the Principal Executive Officer

31.2	Rule 13a-14(a) Certification on the Principal Financial Officer

32	Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Bancorp, Inc.

Date: August 12, 2024	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)