Form 10-Q
period 2024-09-30
Princeton Bancorp, Inc.
filed 2024-11-14
CIK 1913971

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
of the Exchange Act). Yes

☐ No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2024, there were 6,848,948 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$19,384	$17,156
Interest-earning bank balances	21,760	17,376
Federal funds sold	139,914	116,025

Total cash and cash equivalents	181,058	150,557

Securities available-for-sale, at fair value	188,859	91,352
Securities held-to-maturity (fair value $164 and $192, at September 30, 2024 and December 31, 2023, respectively)	163	193
Loans receivable, net of deferred fees and costs	1,831,407	1,548,335
Less: allowance for credit losses	(23,200)	(18,492)

Loan receivable, net	1,808,207	1,529,843
Bank-owned life insurance	68,757	58,860
Premises and equipment, net	17,579	14,453
Accrued interest receivable	8,203	6,089
Restricted investment in bank stock	2,075	1,410
Deferred taxes, net	19,816	11,512
Goodwill	14,381	8,853
Core deposit intangible	3,860	1,422
Operating lease right-of-use asset	22,628	23,398
Equity method investments	10,042	8,296
Other assets	9,102	10,259

TOTAL ASSETS	$2,354,730	$1,916,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$302,846	$249,282
Interest-bearing	1,743,155	1,386,459

Total deposits	2,046,001	1,635,741
Accrued interest payable	14,340	9,162
Operating lease liability	23,626	24,280
Other liabilities	9,261	7,103

TOTAL LIABILITIES	2,093,228	1,676,286

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at September 30, 2024 and none authorized at December 31, 2023	—	—
Common stock, no par value; 15,000,000 shares authorized, 6,876,448 shares issued and 6,848,948 outstanding at September 30, 2024; 6,299,331 shares issued and outstanding at December 31, 2023
Paid-in capital	119,514	98,291
Treasury stock, at cost of 27,500 shares at September 30, 2024	(842)	—
Retained earnings	148,716	149,414
Accumulated other comprehensive loss	(5,886)	(7,494)

TOTAL STOCKHOLDERS’ EQUITY	261,502	240,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,354,730	$1,916,497

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$28,135	$23,503	$79,109	$64,914
Securities available-for-sale:
Taxable	1,273	357	2,838	927
Tax-exempt	285	285	857	853
Securities held-to-maturity	2	3	7	8
Other interest and dividend income	2,115	2,852	6,475	3,924

TOTAL INTEREST AND DIVIDEND INCOME	31,810	27,000	89,286	70,626

INTEREST EXPENSE
Deposits	14,701	10,316	40,761	21,502
Borrowings	—	—	—	118

TOTAL INTEREST EXPENSE	14,701	10,316	40,761	21,620

NET INTEREST INCOME	17,109	16,684	48,525	49,006
Provision for (reversal of) credit losses	4,601	(182)	4,669	2,546

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	12,508	16,866	43,856	46,460

NON-INTEREST INCOME
(Loss) on call/sale of securities available-for-sale	(7)	(6)	(7)	(6)
Income from bank-owned life insurance	423	331	1,192	916
Fees and service charges	521	479	1,418	1,391
Loan fees, including preypayment penalties	784	1,184	2,445	2,565
Gain on bargain purchase	—	—	—	9,696
Gain on sale of other real estate owned	—	203	—	203
Other	335	212	1,080	577

TOTAL NON-INTEREST INCOME	2,056	2,403	6,128	15,342

NON-INTEREST EXPENSE
Salaries and employee benefits	6,556	6,177	19,519	17,352
Occupancy and equipment	2,087	2,142	5,966	5,188
Professional fees	654	614	1,780	1,635
Data processing and communications	1,456	1,242	4,020	3,860
Federal deposit insurance	316	258	868	701
Advertising and promotion	181	139	479	375
Office expense	190	117	464	392
Other real estate expenses	—	—	—	1
Core deposit intangible	143	116	374	378
Acquisition-related expenses (reversal)	7,803	(1,391)	7,803	5,635
Other	758	745	2,716	2,228

TOTAL NON-INTEREST EXPENSE	20,144	10,159	43,989	37,745

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(5,580)	9,110	5,995	24,057
INCOME TAX (BENEFIT) EXPENSE	(1,124)	1,512	980	3,574

NET (LOSS) INCOME	$(4,456)	$7,598	$5,015	$20,483

Earnings (loss) per common share-basic	$(0.68)	$1.21	$0.78	$3.26
Earnings (loss) per common share-diluted	$(0.68)	$1.19	$0.77	$3.21
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(4,456)	$7,598	$5,015	$20,483
Other comprehensive income (loss)
Unrealized losses arising during period on securities available-for-sale	3,758	(4,321)	2,240	(4,656)
Reclassification adjustment for losses (gains) realized in income 1	7	6	7	6

Net unrealized income (loss)	3,765	(4,315)	2,247	(4,650)
Tax effect	(1,072)	1,236	(639)	1,330

Total other comprehensive income (loss)	2,693	(3,079)	1,608	(3,320)

COMPREHENSIVE INCOME (LOSS)	$(1,763)	$4,519	$6,623	$17,163

1
Amounts are included in gain on call/sale of securities
available-for-sale
on the Consolidated Statements of Income as a separate element within total non-interest
income. There was no income tax expense or benefit for the three or nine months ended September 30, 2024 or 2023.

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended September 30, 2024 and 2023
Balance, July 1, 2023	$—	$97,103	$—	$140,310	$(8,514)	$228,899
Net income	—	—	—	7,598	—	7,598
Other comprehensive loss	—	—	—	—	(3,079)	(3,079)
Stock options exercised (16,750 shares)	—	507	—	—	—	507
Dividends declared $0.30 per share	—	—	—	(1,864)	—	(1,864)
Dividend reinvestment plan (1,083 shares)	—	22	—	(22)	—	—
Stock-based compensation expense	—	147	—	—	—	147

Balance, September 30, 2023	$—	$97,779	$—	$146,022	$(11,593)	$232,208

Balance, July 1, 2024	$—	$99,179	$(842)	$155,083	$(8,579)	$244,841
Net income (loss)	—	—	—	(4,456)	—	(4,456)
Other comprehensive income	—	—	—	—	2,693	2,693
Dividends declared $0.30 per share	—	—	—	(1,878)	—	(1,878)
Dividend reinvestment plan (899 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	269	—	—	—	269
Acquisition of Cornerstone Financial Corporation (525,946 shares, $38.09 per share)	—	20,033	—	—	—	20,033

Balance, September 30, 2024	$—	$119,514	$(842)	$148,716	$(5,886)	$261,502

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	stock	Capital	Stock	Earnings	Loss	Total
Nine Months Ended September 30, 2024 and 2023
Balance, January 1, 2023	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	20,483	—	20,483
Other comprehensive loss	—	—	—	—	(3,320)	(3,320)
Change in accounting principle	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised (33,057 shares)	—	779	—	—	—	779
Dividends declared $0.90 per share	—	—	—	(5,583)	—	(5,583)
Dividend reinvestment plan (3,343 shares)	—	82	—	(82)	—	—
Stock-based compensation expense	—	532	—	—	—	532

Balance, September 30, 2023	$—	$97,779	$—	$146,022	$(11,593)	$232,208

Balance, January 1, 2024	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	5,015	—	5,015
Other comprehensive income	—	—	—	—	1,608	1,608
Treasury stock repurchases (27,500 shares)	—	—	(842)		—	(842)
Stock options exercised (42,500 shares)	—	590	—	—	—	590
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $0.90 per share	—	—	—	(5,612)	—	(5,612)
Dividend reinvestment plan (3,058 shares)	—	101	—	(101)	—	—
Stock-based compensation expense	—	748	—	—	—	748
Acquisition of Cornerstone Financial Corporation (525,946 shares, $38.09 per share)	—	20,033	—	—	—	20,033

Balance, September 30, 2024	$—	$119,514	$(842)	$148,716	$(5,886)	$261,502

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,015	$20,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,669	2,546
Depreciation and amortization	1,243	1,070
Stock-based compensation expense	747	532
Amortization of premiums and accretion of discount on securities	49	257
Accretion of net deferred loan fees and costs	(1,483)	(1,937)
Loss on call/sale of securities available-for-sale	7	6
Increase in cash surrender value of bank-owned life insurance	(1,192)	(916)
Deferred income tax	(877)	(671)
Amortization of core deposit intangible	374	378
Bargain purchase gain	—	(9,696)
(Gain) loss on sale of other real estate owned	—	(203)
(Increase) decrease in accrued interest receivable and other assets	1,642	2,747
Increase (decrease) in accrued interest payable and other liabilities	122	5,553

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,316	20,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(98,669)	(7,319)
Maturities, calls and principal repayments of securities available-for-sale	16,842	5,244
Maturities, calls and principal repayments of securities held-to-maturity	30	6
Net (increase) decrease in loans	(26,093)	59,696
Cash paid for acquisition	—	(25,414)
Cash received from acquisition	7,866	23,181
Purchases of premises and equipment	(862)	(1,420)
Purchases of bank-owned life insurance	—	(4,950)
Redemption (purchases) of restricted bank stock	(319)	357
Proceeds from other real estate owned	—	236

NET CASH (USED IN) PROVIDED BY INVESTMENT ACTIVITIES	(101,205)	49,617

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	127,503	98,536
Proceeds from overnight borrowings	—	(10,000)
Cash dividends	(5,612)	(5,501)
Share redemption for tax witholding on restricted stock vesting	(249)	—
Purchase of treasury stock	(842)	—
Proceeds from exercise of stock options	590	779

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,390	83,814

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,501	153,580
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,557	53,351

CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,058	$206,931

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$35,583	$12,404
Income taxes paid	$1,820	$3,455
Net assets acquired from Cornerstone Bank 1	$303,486	$—
Net liabilities assumed from Cornerstone Bank 1	$288,971	$—
Net assets acquired from Noah Bank	$—	$239,451
Net liabilities assumed from Noah Bank	$—	$204,341

1	For details of assets acquired and liabilities assumed - See Note 2.
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007, under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007, and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 35 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery, and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of September 30, 2024, the Company and its subsidiaries had 246 total employees and 244 full-time equivalent employees.
On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, Northern New Jersey, and New York City markets. On that date, the Company acquired 100% of the outstanding common stock of Noah Bank for cash, and Noah Bank was merged with and into the Bank.
On August 23, 2024, the Company completed the acquisition of Cornerstone Financial Corporation (“CFC”), the holding company for Cornerstone Bank, a New Jersey chartered state bank headquartered in Mt. Laurel, New Jersey that primarily served the South Jersey market. On that date, the Company acquired 100% of the outstanding common stock of CFC in exchange for the Company’s stock, CFC was merged into the Company, and Cornerstone Bank was merged with and into the Bank.
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

Note 1 – Summary of Significant Accounting Policies (concluded)

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
Management believes that the allowance for credit losses is adequate as of September 30, 2024. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
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
in November 2023, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted because the company has only one reportable segment, ASU
2023-07
is not expected to have a significant impact on the Company’s consolidated financial statements.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Business Combinations
On August 23, 2024, the Company completed the acquisition of CFC, the holding company for Cornerstone Bank, a New Jersey chartered state bank headquartered in Mt. Laurel, New Jersey that primarily served the South Jersey market. On that date, the Company acquired 100% of the outstanding common stock of CFC in exchange for the Company’s stock, CFC was merged into the Company, and Cornerstone Bank was merged with and into the Bank.
In accordance with the terms of the acquisition agreement, the Company issued its common stock at an exchange ratio of 0.24 shares of Company common stock per share of Cornerstone’s common stock outstanding on the closing date, having a value of $9.14 per CFC share based on the $38.09 closing price of the Company’s common stock on August 23, 2024.
The acquisition of Cornerstone Bank was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair value as of the acquisition. The $5.5 million total in the table below was recorded as “Goodwill” on the Consolidated Statement of Financial Condition.
The following table summarizes the purchase price calculation and goodwill resulting from acquisition:

(Dollars in thousands except per share data)	Fair Value
Purchase Price Consideration in Cash for Cornerstone Financial Corporation’s
Outstanding Shares
Cornerstone Financial Corporation number of common shares outstanding	2,191,999
Exchange ratio	0.240

Princeton Bancorp, Inc shares issued	525,946
Value assigned to Cornerstone Financial Corporation common shares	$38.09

Purchase price assigned to Cornerstone Financial Corporation common shares exchanged for Princeton Bancorp, Inc common stock	$20,033

Assets Acquired:
Cash and cash equivalents	$7,866
Securities available-for-sale	13,972
Loans receivable, net of allowance	255,496
Core deposit intangible	2,812
Premises and equipment	3,507
Operating leases right-of-use	1,259
Deferred tax assets	7,427
Other assets	11,137

Fair value of assets acquired	303,476

Liabilities Assumed:
Deposits	282,757
Operating lease liability	1,259
Other liabilities assumed	4,955

Fair value of liabilities assumed	288,971

Total identifiable net assets	14,505

Goodwill	$5,528

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Business Combinations (concluded)

The Company recorded merger-related expenses of $7.8 million, consisting of $3.2 million in severance payments, $1.5 million for termination of the corporate headquarters lease, $1.5 million related to termination of data processing contracts, $615 thousand for legal related expenses, $330 thousand for investment banker services, $416 thousand in other professional services provided and $305 thousand in other miscellaneous related expenses. In addition, the Company recorded a $3.2 million provision for credit loss for the purchased non-credit
deteriorated loans and $154 thousand for purchase credit deteriorated loans in connection with the acquisition.
While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates related to the assets and liabilities from Cornerstone Bank are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, investments, loans and deposits as management continues to review the estimated fair value and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation could result in adjustments of goodwill recorded.
The following is a description of the fair value methodologies used to estimate the fair values of major categories of assets acquired.
Cash and due from banks:
The estimated fair values of cash and due from banks approximated their stated value.
Investment securities:
The acquired portfolio had a fair value of $13.9 million, primarily consisting of mortgage-backed securities and treasury securities.
Loans:
The Company recorded $255.5 million of acquired loans that were initially at their fair values as of the date of the acquisition. Fair values for loans were based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default (“PD”), loss given default (“LGD”), exposure of default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows. The Company determined that $16.7 million of the acquired loans were purchased credit deteriorated (“PCD”) of which $13.8 million were performing and $2.9 million were non-performing
at the time of the acquisition.
Allowance for credit losses
: The acquisition resulted in the addition of $3.2 million in the allowance for credit losses on purchased non-credit
deteriorated loans and a gross up of $154 thousand identified for PCD loans.
Other assets
: The Company acquired $8.7 million of bank owned life insurance, $7.4 million of deferred tax assets, $3.5 million of premises and equipment, $2.8 million in core deposit intangible, and $1.3 million of operating lease right-of-use
assets and recorded the assets at fair value.
Time deposits:
Time deposits were valued at the account level based on their remaining maturity dates and comparing the contractual cost of the portfolio to similar instruments. The valuation adjustment of $252 thousand will be amortized to expense over a five-year period.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 - Earnings Per Share (continued)

The following schedule presents earnings per share data for the three-month periods ended September 30, 2024, and 2023 (in thousands, except per share data):

	Three months ended
	September 30,
	2024	2023
Net income (loss) applicable to common stock	$(4,456)	$7,598
Weighted average number of common shares outstanding	6,573	6,295

Basic earnings (loss) per share	$(0.68)	$1.21

Net (loss) income applicable to common stock	$(4,456)	$7,598
Weighted average number of common shares outstanding	6,573	6,295
Dilutive effect on common shares outstanding 1	—	95

Weighted average number of diluted common shares outstanding	6,573	6,390

Diluted earnings (loss) per share	$(0.68)	$1.19

1	Dilutive effect on common shares outstanding not taken into consideration during the three months ended September 30, 2024 due to net (loss) recognized.
The following schedule presents earnings per share data for the nine-month periods ended September 30, 2024, and 2023 (in thousands, except per share data):

	Nine months ended
	September 30,
	2024	2023
Net income applicable to common stock	$5,015	$20,483
Weighted average number of common shares outstanding	6,412	6,275

Basic earnings per share	$0.78	$3.26

Net income applicable to common stock	$5,015	$20,483
Weighted average number of common shares outstanding	6,412	6,275
Dilutive effect on common shares outstanding	84	105

Weighted average number of diluted common shares outstanding	6,496	6,380

Diluted earnings per share	$0.77	$3.21

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 - Earnings Per Share (concluded)

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the average estimated fair value of our common stock for the three-and nine-months period ended September 30, 2024, and 2023. Although the options exercised average price for the three-months ended September 30, 2024, fell below the fair value of our common stock, the options are considered anti-dilutive due to the net (loss) recognized for the three-months period ended September 30, 2024:

	Three months ended September 30,
	2024		2023
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	—	$—	276,704	$19.56
Anti-dilutive	287,659	$26.04	95,750	$32.45

	Nine months ended September 30,
	2024		2023
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	309,984	$25.21	280,732	$19.49
Anti-dilutive	—	—	95,750	$32.45

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities
The following summarizes the amortized cost and fair value of securities available-for-sale
at September 30, 2024 and December 31, 2023 with gross unrealized gains and losses therein:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$135,032	$763	$(5,304)	$130,491
U.S. government agency securities	11,260	45	(837)	10,468
Obligations of state and political subdivisions	43,897	11	(2,921)	40,987
Small business association (SBA) securities	2,072	10	(2)	2,080
U.S. treasury securities	4,818	15	—	4,833

Total	$197,079	$844	$(9,064)	$188,859

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$48,399	$219	$(5,984)	$42,634
U.S. government agency securities	6,260	—	(969)	5,291
Obligations of state and political subdivisions	44,059	12	(3,262)	40,809
Small business association (SBA) securities	2,617	2	(1)	2,618

Total	$101,335	$233	$(10,216)	$91,352

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at September 30, 2024 and December 31, 2023 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2024
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$19,131	$(70)	$31,318	$(5,234)	$50,449	$(5,304)
U.S. government agency securities	—	—	5,423	(837)	5,423	(837)
Obligations of state and political subdivisions	250	—	35,528	(2,921)	35,778	(2,921)
Small business association (SBA) securities	—	—	486	(2)	486	(2)

Total	$19,381	$(70)	$72,755	$(8,994)	$92,136	$(9,064)

	Less than 12 Months		More than 12 Months			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2023
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$2,858	$(14)	$31,398	$(5,970)	$34,256	$(5,984)
U.S. government agency securities	—	—	5,291	(969)	5,291	(969)
Obligations of state and political subdivisions	5,117	(102)	30,646	(3,160)	35,763	(3,262)
Small business association (SBA) securities	723	(1)	—	—	723	(1)

	$8,698	$(117)	$67,335	$(10,099)	$76,033	$(10,216)

The amortized cost and fair value of securities
available-for-sale
at September 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$2,920	$2,923
Due after one year through five years	7,611	7,589
Due after five years through ten years	40,308	38,063
Due after ten years	9,136	7,713
Mortgage-backed securities (GSEs)	135,032	130,491
Small business association (SBA) securities	2,072	2,080

	$197,079	$188,859

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Investment Securities (concluded)

Proceeds from calls and maturities of securities
available-for-sale
were not significant for the three and nine-month period ended September 30, 2024.
The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale.
The Company did not have an allowance for credit losses on its investment securities available-for-sale
as of September 30, 2024.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at September 30, 2024. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of September 30, 2024.
At September 30, 2024, the Company’s
available-for-sale
securities portfolio consisted of approximately 264 securities, of which 168 available-for-sale
securities were in an unrealized loss position for more than twelve months and 6 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 106 municipal securities aggregating $35.5 million with a loss of $2.9 million, 54 mortgage-backed securities-GSE
aggregating $31.3 million with a loss of $5.2 million, 4 agency securities aggregating $5.4 million with a loss of $837 thousand and 4 SBA securities aggregating $486 thousand with a loss of $2 thousa nd
. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.
There are no securities pledged as of September 30, 2024, and December 31, 2023.
Note 5 – Loans Receivable
Loans receivable, net at September 30, 2024 and December 31, 2023 were comprised of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Commercial real estate	$1,391,245	$1,142,864
Commercial and industrial	93,782	50,961
Construction	258,332	310,187
Residential first-lien mortgage	70,389	38,040
Home equity/consumer	19,406	8,081

Total loans	1,833,154	1,550,133
Deferred fees and costs	(1,747)	(1,798)

Loans, net	$1,831,407	$1,548,335

Except for the Cornerstone Bank acquisition during the three-month period ended September 30, 2024, and the Noah Bank acquisition during the three-month period ended September 30, 2023, the Company did not purchase any loans during the three and nine-months ended September 30, 2024, and 2023, respectively.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The Company uses the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical and peer loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended September 30, 2024.
The following table presents the components of the allowance for credit losses:

	September 30, 2024	December 31, 2023
	(In thousands)
Allowance for credit losses - loans	$(23,200)	$(18,492)
Allowance for credit losses - off balance sheet	(464)	(589)

	$(23,664)	$(19,081)

The following table presents nonaccrual loans by segment of the loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	With a	Without a	With a	Without a
	Related	Related	Related	Related
	Allowance	Allowance	Allowance	Allowance
	(In thousands)
Commercial real estate	$—	$1,279	$—	$4,485
Commercial and industrial	28	548	—	2,116
Construction	—	—	—	—
Residential first-lien mortgage	—	479	—	107
Home equity/consumer	—	—	—	—

Total nonaccrual loans	$28	$2,306	$—	$6,708

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the nine-month period ended September 30, 2024, the Company wrote off $692 thousand in accrued interest receivable for loans, compared to $366 thousand for the nine-month period ended September 30, 2023. Accrued interest receivable related to loans, at September 30, 2024, and December 31, 2023, was $7.1 million and $5.5 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of September 30, 2024:

							Loans
	30-59	60-89	>90				Receivable
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing
	(In thousands)
Commercial real estate	$24,054	$4,391	$1,279	$29,724	$1,361,521	$1,391,245	$—
Commercial and industrial	401	2,222	576	3,199	90,583	93,782	—
Construction	—	—	—	—	258,332	258,332	—
Residential first-lien mortgage	400	—	479	879	69,510	70,389	—
Home equity/consumer	67	—	—	67	19,339	19,406	—

Total	$24,922	$6,613	$2,334	$33,869	$1,799,285	$1,833,154	$—

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
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of September 30, 2024. Gross charge-offs are included for the nine months ended September 30, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$112,403	$168,841	$305,533	$135,130	$75,353	$578,291	$7,551	$1,383,102
Special mention	—	—	—	—	—	6,864	—	6,864
Substandard	—	—	—	—	—	1,279	—	1,279

Total commercial real estate	112,403	168,841	305,533	135,130	75,353	586,434	7,551	1,391,245
Current period gross charge-offs						237		237
Commercial and industrial
Pass	14,447	6,448	7,909	10,612	269	18,461	21,622	79,768
Special mention	—	—	—	—	—	1,334	—	1,334
Substandard	—	—	—	—	—	12,680	—	12,680

Total commercial and industrial	14,447	6,448	7,909	10,612	269	32,475	21,622	93,782
Current period gross charge-offs						408		408
Construction
Pass	6,057	8,826	30,385	59,502	6,196	104	147,114	258,184
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	148

Total construction	6,057	8,826	30,385	59,502	6,196	252	147,114	258,332
Residential first-lien mortgage
Performing	607	1,909	6,004	5,654	3,003	52,733	—	69,910
Nonperforming	—	—	—	—	—	479	—	479

Total residential first-lien mortgage	607	1,909	6,004	5,654	3,003	53,212	—	70,389
Home equity/consumer
Performing	1,123	1,005	1,045	277	81	1,602	14,251	19,384
Nonperforming	—	—	—	—	—	22	—	22

Total home equity/consumer	1,123	1,005	1,045	277	81	1,624	14,251	19,406
Total
Pass	134,637	187,029	350,876	211,175	84,902	651,191	190,538	1,810,348
Special mention	—	—	—	—	—	8,198	—	8,198
Substandard	—	—	—	—	—	14,608	—	14,608

Total loans	$134,637	$187,029	$350,876	$211,175	$84,902	$673,997	$190,538	$1,833,154

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2023. Gross charge-offs are included for the year-ended December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$132,834	$233,436	$116,836	$53,574	$175,991	$417,417	$5,551	$1,135,639
Special mention	—	—	—	—	—	2,740	—	2,740
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	132,834	233,436	116,836	53,574	175,991	424,642	5,551	1,142,864

Current period gross charge-offs						1,718		1,718
Commercial and industrial
Pass	2,098	2,304	11,925	1,962	1,133	13,954	15,045	48,421
Special mention	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	2,040	—	2,040

Total commercial and industrial	2,098	2,304	11,925	1,962	1,133	16,494	15,045	50,961

Current period gross charge-offs						55		55
Construction
Pass	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187

Current period gross charge-offs						148		148
Residential first-lien mortgage
Performing	—	979	4,792	2,839	1,545	27,778	—	37,933
Nonperforming	—	—	—	—	—	107	—	107

Total residential first-lien mortgage	—	979	4,792	2,839	1,545	27,885	—	38,040

Current period gross charge-offs						2		2
Home equity/consumer
Performing	1,153	1,016	1,172	—	—	1,606	3,134	8,081
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	1,153	1,016	1,172	—	—	1,606	3,134	8,081

Total
Pass/performing	141,917	256,114	226,499	77,591	178,669	469,239	190,232	1,540,261
Special mention	—	—	—	—	—	3,240	—	3,240
Substandard /nonperforming	—	—	—	—	—	6,632	—	6,632

Total loans	$141,917	$256,114	$226,499	$77,591	$178,669	$479,111	$190,232	$1,550,133

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2024:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,623	$377	$744	$660	$60	$18,464
Purchased non-credit deteriorated loans 1	2,106	15	546	271	214	3,152
Purchased credit deteriorated loans	110	4	11	13	16	154
Provision (reversal) 1	1,482	867	(699)	8	(122)	1,536
Charge-offs	1	(279)	—	—	—	(278)
Recoveries	3	134	35	—	—	172

Total	$20,325	$1,118	$637	$952	$168	$23,200

1
The provision for credit losses on the Consolidated Statement of Income is $4.6 million comprising of an increase of $3.2 million related to purchased non-credit deteriorated loans acquired, $
1.5 million increase to the allowance for loan loss and a $87 thousand reduction to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2024:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Purchased non-credit deteriorated loans 1	2,106	15	546	271	214	3,152
Purchased credit deteriorated loans	110	4	11	13	16	154
Provision (reversal) 1	2,219	756	(1,100)	(57)	(149)	1,669
Charge-offs	(236)	(409)	—	—	—	(645)
Recoveries	79	264	35	—	—	378

Total	$20,325	$1,118	$637	$952	$168	$23,200

1
The provision for credit losses on the Consolidated Statement of Income is $4.7 million comprising of an increase of $3.2 million related to purchased non-credit deteriorated loans acquired, $
1.7 million increase to the allowance for loan loss and a $152 thousand reduction to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2023:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,123	$407	$4,529	$661	$250	$17,970
Provision (reversal) 1	3,301	(81)	(3,219)	160	(161)	—
Charge-offs	—	—	—	—	—	—
Recoveries	4	18	—	—	—	22

Total	$15,428	$344	$1,310	$821	$89	$17,992

1	The reversal of credit losses on the Consolidated Statement of Income is $182 thousand comprising of a $182 reduction to the reserve for unfunded liabilities.
The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2023:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,654	$271	$6,289	$236	$45	$966	$16,461
CECL adoption	1,384	(73)	(1,269)	428	195	(966)	(301)
CECL day 1 provision	1,586	105	—	16	—	—	1,707
Purchased credit deteriorated loans	499	102	—	—	—	—	601
Provision (reversal) 1	4,994	(84)	(3,562)	143	(151)	—	1,340
Charge-offs	(1,718)	—	(148)	(2)	—	—	(1,868)
Recoveries	29	23	—	—	—	—	52

Total	$15,428	$344	$1,310	$821	$89	$—	$17,992

1
The provision for credit losses on the Consolidated Statement of Income is $2.5 million comprising of $1.7 million related to non-PCD
loans acquired, a $1.3 million increase to the allowance for credit losses on loans and a $501 thousand reduction to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans Receivable (concluded)

As of September 30, 2024, the Company had ten loans totaling $2.3 million that were individually analyzed for potential credit loss and all the loans have real estate as credit support. As of December 31, 2023, the Company had nine loans totaling $6.7 million that were individually analyzed for potential credit loss.
Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no loans that defaulted for the nine-month periods ended September 30, 2024, and September 30, 2023.
Note 6 – Deposits
The components of deposits were as follows:

	September 30, 2024		December 31, 2023
	(Dollars in thousands)
Demand, non-interest-bearing checking	$302,846	14.80%	$249,282	15.24%
Demand, interest-bearing checking	284,504	13.91%	247,939	15.16%
Savings	178,299	8.71%	146,484	8.96%
Money market	493,353	24.11%	354,005	21.64%
Time deposits, $250,000 and over	213,310	10.43%	173,614	10.61%
Time deposits, other	573,689	28.04%	464,417	28.39%

	$2,046,001	100.00%	$1,635,741	100.00%

Note 7 – Borrowings
At September 30, 2024, and December 31, 2023, the Company had no borrowings outstanding.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	September 30,
Description	Assets	Inputs	Inputs	2024
	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprise (GSEs)	$—	$130,491	$—	$130,491
U.S. government agency securities	—	10,468	—	10,468
Obligations of state and political subdivisions	—	40,987	—	40,987
Small Business Association (SBA) securities	—	2,080	—	2,080
U.S. treasury securities	4,833	—	—	4,833

Securities available-for-sale at fair value	$4,833	$184,026	$—	$188,859

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2023 were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2023
	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprise (GSEs)	$—	$42,634	$—	$42,634
U.S. government agency securities		5,291	—	5,291
Obligations of state and political subdivisions	—	40,809	—	40,809
Small Business Association (SBA) securities	—	2,618	—	2,618

Securities available-for-sale at fair value	$—	$91,352	$—	$91,352

There were no assets or liabilities measured at fair value on a nonrecurring basis, at September 30, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023, were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31
Description	Assets	Inputs	Inputs	2023
	(In thousands)
Collateral dependent loan	$—	$—	$4,485	$4,485

	$—	$—	$4,485	$4,485

The following table presents quantitative information using Level 3 fair value measurements at December 31, 2023.

					Range
	December 31,	Valuation		Unobservable	(Weighted
Description	2023	Technique		Input	Average)
	(Dollars in thousands)
Collateral dependent loan	$4,485	Collateral	1	Discount adjustment	0.0	% (0.0%)

1	Value based on third party offer to purchase note from the Bank.
There were no transfers between fair value hierarchy levels during the three months ended September 30, 2024 or 2023. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at September 30, 2024 are as follows:

	September 30, 2024
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$181,058	$181,058	$181,058	$—	$—
Securities available-for-sale at fair value	188,859	188,859	—	188,859	—
Securities held-to-maturity	163	164	—	164	—
Loans receivable, net	1,808,207	1,819,217	—	—	1,819,217
Restricted investments in bank stock	2,075	2,075	—	2,075	—
Accrued interest receivable	8,203	8,203	—	8,203	—
Equity method investments	10,042	10,042	—	6,100	3,942
Mortgage servicing rights	1,115	1,115	—	1,115	—
Financial Liabilities:
Deposits	$2,046,001	1,988,165	$—	$1,988,165	$—
Accrued interest payable	14,340	14,340	—	14,340	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2023 are as follows:

	December 31, 2023
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$150,557	$150,557	$150,557	$—	$—
Securities available-for-sale at fair value	91,352	91,352	—	91,352	—
Securities held-to-maturity	193	192	—	192	—
Loans receivable, net	1,529,843	1,425,814	—	—	1,425,814
Restricted investments in bank stock	1,410	1,410	—	1,410	—
Accrued interest receivable	6,089	6,089	—	6,089	—
Equity method investments	8,296	8,296	—	5,900	2,396
Mortgage servicing rights	1,562	1,562	—	1,562	—
Financial Liabilities:
Deposits	$1,635,741	$1,581,762	$—	$1,581,762	$—
Accrued interest payable	9,162	9,162	—	9,162	—
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
Note 9 – Leases
Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company is obligated under 30 operating lease agreements for 28 branches and its corporate offices with terms extending through 2042. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial	Nine Months Ended	Twelve Months Ended
	Condition Location	September 30, 2024	December 31, 2023
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount		$23,398	$16,026
Increased asset from new leases		3,066	9,799
Accumulated amortization		(3,836)	(2,427)

Net book value	Operating lease right-of-use asset	$22,628	$23,398

Operating Lease Liability:

Lease liability	Operating lease liability	$23,626	$24,280

As of September 30, 2024, the weighted-average remaining lease terms for operating leases was 11.0 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.53%. The Company used FHLB fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Leases (concluded)

Future minimum payments under operating leases with terms longer than 12 months are as follows at September 30, 2024 (in thousands):

Twelve months ended September 30, 2024	$3,503
2025	3,373
2026	3,136
2027	2,932
2028	2,439
Thereafter	14,617

Total future operating lease payment	30,000
Amounts representing interest	(6,374)

Present value of net future lease payments	$23,626

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$1,030	$1,194	$2,993	$2,789
Short-term lease cost	27	31	92	96

Total lease cost	$1,057	$1,225	$3,085	$2,885

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$890	$898	$2,641	$2,179

Note 10 – Goodwill and Core Deposit Intangible
In accordance with ASC 805, the Company recorded $5.5 million of goodwill along with a core deposit intangible asset of $2.8 million for the Cornerstone Bank acquisition in 2024 and recorded $8.9 million of goodwill along with a core deposit intangible asset of $4.2 million for the five branches acquired in 2019. The Noah Bank acquisition that occurred in 2023 did not generate any goodwill, but the Bank recorded $98 thousand in core deposit intangible asset. The core deposit intangible assets are being amortized over 10 years, using the sum of the year’s digits. Except as set forth below, GAAP requires that goodwill be tested for impairment annually (with the Company’s annual evaluation occurring on May 31 of each year) or more frequently if impairment indicators arise. The reporting unit was determined to be our community banking operations, which is our only operating segment.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Goodwill and Core Deposit Intangible (concluded)

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2023	$8,853	$1,422
Acquisition of Cornerstone Bank	$5,528	$2,812
Amortization expense	—	(374)

Balance at September 30, 2024	$14,381	$3,860

As of September 30, 2024, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

2024	228
2025	847
2026	717
2027	587
2028	457
Thereafter	1,024

Total	$3,860

Note 11 – Subsequent Events
On October 22, 2024, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on November 5, 2024, payable on November 28, 2024.
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
Government economic programs intended to backstop and bolster the economy through the pandemic have ended, and the nation’s economy has entered an inflationary phase. The Consumer Price Index has risen to levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies and aggressively increased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. Regional conflicts around the world, including between Russia and Ukraine, have exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company’s operating results
, the extent of which is indeterminable at this time.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: difficulties and delays in integrating the businesses of Cornerstone Bank and the Company, retaining Cornerstone’s customers or fully realizing cost savings and other benefits; the global impact of the military conflicts in the Ukraine and the Middle East; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2023, and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

The Company is the holding company for The Bank of Princeton (the “Bank”), a community bank founded in 2007. The Bank is a New Jersey state-chartered commercial bank with 28 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Burlington, Chesterfield, Cherry Hill, Cream Ridge, Deptford, Fort Lee, Hamilton, Kingston, Lakewood, Lambertville, Lawrenceville, Medford, Monroe, Moorestown, New Brunswick, Palisades Park, Pennington, Piscataway, Princeton Junction, Quakerbridge, Sicklerville, Voorhees, and Woodbury. There are also five branches in the Philadelphia, Pennsylvania area and two in the New York City metropolitan area. The Bank of Princeton is a member of the Federal Deposit Insurance Corporation (“FDIC”).

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

Economy

The US economy expanded at an annual rate of 2.8% over the three months ended September 30, 2024, lifted by consumer spending. Inflation has slowed after hitting a 40-year high, but households still grapple with a 20% increase in prices since 2021, an increase in energy prices, higher interest rates (impacting the real estate market) and uncertainties resulting from regional conflicts in around the world, including in Ukraine and the Middle East. U.S. unemployment, at 4.7%, is low but rising. The unemployment rate in New Jersey is 4.6% at September 30, 2024.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

General

Total assets were $2.35 billion at September 30, 2024, an increase of $438.2 million, or 22.87% when compared to $1.92 billion at the end of 2023. The primary reason for the increase in total assets was the acquisition of Cornerstone Bank on August 23, 2024, which had approximately $303.5 million in assets (at fair value) at closing. When looking at specific components of the balance sheet, including acquired assets, the Company recorded an increase in net loans of $283.1 million primarily related to the Cornerstone acquisition, an increase in investments of $97.5 million, an increase in cash and cash equivalents of approximately $30.5 million.

Cash and cash equivalents

Cash and cash equivalents increased $30.5 million, or 20.26%, to $181.1 million at September 30, 2024 compared to December 31, 2023.

Investment securities

Total available-for-sale investment securities increased million $97.5, or 106.74%, to $188.9 million at September 30, 2024 compared to December 31, 2023. This increase was related to the purchase of mortgage-backed securities of U.S. government sponsored enterprises, and U.S government agency securities along with $14.0 million in securities acquired in the Cornerstone Bank acquisition during the nine-months ended September 30, 2024.

Loans

Loans, net of deferred loan fees and costs, increased $283.1 million, or 18.28%, to $1.83 billion at September 30, 2024 compared to December 31, 2023. The primary reasons for the increase in net loans were the $255.5 million in loans acquired from Cornerstone Bank and the $26.1 million increase from existing operations. The increase in the Company’s net loans consisted of increases of $248.5 million in commercial real estate loans, $42.9 million in commercial and industrial loans, $32.3 million in residential mortgages, and $11.3 in home equity and consumer loans, all partially offset by a decrease of $51.9 million in construction loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.39 billion or 75.8% of total loans of $1.83 billion at September 30, 2024. There were 789 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.27 billion or 91.7% of the CRE portfolio and less than 80% for $1.37 billion or 99.2% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	September 30, 2024			December 31, 2023
	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	525,202	37.8%	53.3%	403,779	35.3%	55.7%
Owner Occupied	419,994	30.2%	36.4%	347,734	30.4%	33.0%
Land	30,250	2.2%	76.9%	30,280	2.6%	79.6%
Non Owner Occupied
Office Building	100,577	7.2%	43.1%	91,968	8.0%	42.9%
Retail	96,754	7.0%	42.2%	67,862	5.9%	40.7%
Industrial/Warehousing	78,374	5.6%	45.9%	69,917	6.1%	46.0%
Mixed Use	48,449	3.5%	44.2%	48,684	4.3%	42.9%
Restaurants	22,842	1.6%	39.8%	15,361	1.3%	33.3%
Healthcare	8,259	0.6%	50.6%	11,448	1.0%	48.7%
Other	60,544	4.4%	45.8%	55,830	4.9%	38.7%

Total non owner occupied	415,799	29.8%		361,070	31.6%

Total Commercial Real Estate	1,391,245	100.0%		1,142,863	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	September 30, 2024		December 31, 2023
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	639,005	46.0%	533,991	46.7%
New Jersey	546,759	39.3%	408,368	35.7%
Pennslyvania	185,529	13.3%	172,848	15.1%
Other	19,952	1.4%	27,657	2.5%

	1,391,245	100.00%	1,142,864	100.00%

For the three-month and nine-month periods ended September 30, 2024, charge-offs were $278 thousand and $645 thousand, and recoveries were $172 thousand and $378 thousand. For the three-month and nine-month periods ended September 30, 2023, charge-offs were zero and $1.9 million, and recoveries were $22 thousand and $52 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.27% at September 30, 2024 and 1.19% at December 31, 2023.

At September 30, 2024, non-performing assets totaled $2.3 million, a decrease of $4.4 million when compared to the amount at December 31, 2023. Non-performing assets as a percentage of total loans, net of deferred fees and costs, was 0.13% at September 30, 2024 and 0.43% at December 31, 2023.

Deposits

Total deposits on September 30, 2024, increased $410.3 million, or 25.08%, when compared to December 31, 2023. The primary reasons for the increase in total deposits were the $282.8 million in deposits acquired from Cornerstone Bank and the $127.5 million increase from existing operations. The increase in the Company’s deposits consisted of increases in certificates of deposit of $149.0 million, money market deposits of $139.3 million, non-interest-bearing deposits of $53.6 million, interest-bearing demand deposits of $36.6 million and savings deposits of $31.8 million.

At September 30, 2024, the Company had approximately $616.7 million in uninsured deposits, consisting of $89.0 million in non-interest-bearing demand deposits, $184.9 million in interest-bearing demand deposits, $172.2 million in money market accounts, $27.7 million in savings deposits and $142.9 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at September 30, 2024 and at December 31, 2023.

Stockholders’ equity

Total stockholders’ equity at September 30, 2024, increased $21.3 million or 8.86% when compared to December 31, 2023. The increase was primarily due to the $21.2 million increase in paid-in capital associated with the issuance of common stock of $20.0 million related to the acquisition of Cornerstone and a decrease in accumulated other comprehensive income (loss) of $1.6 million. The ratio of equity to total assets at September 30, 2024 and at December 31, 2023 was 11.1% and 12.5%, respectively. The current period ratio decrease was primarily due to the Cornerstone Bank acquisition.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $471.8 million as of September 30, 2024. The company maintained a $60.0 million letter of credit with the FHLB supporting municipal deposits as of September 30, 2024.

As of September 30, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $10.0 million at September 30, 2024. As of September 30, 2024, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of September 30, 2024, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at September 30, 2024.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At September 30, 2024, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of September 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at September 30, 2024 and December 31, 2023 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in the thousands)
September 30, 2024:
Total capital (to risk-weighted assets)	$266,469	13.168%	$212,480	10.500%	$202,362	10.000%
Tier 1 capital (to risk-weighted assets)	$243,269	12.021%	$172,008	8.500%	$161,890	8.000%
Common equity tier 1 capital (to-risk weighted assets	$243,269	12.021%	$141,653	7.000%	$131,535	6.500%
Tier 1 leverage capital (to average assets)	$243,269	11.440%	$138,222	6.500%	$106,325	5.000%
December 31, 2023:
Total capital (to risk-weighted assets)	$254,030	14.677%	$181,740	10.500%	$173,086	10.000%
Tier 1 capital (to risk-weighted assets)	$235,538	13.608%	$147,123	8.500%	$138,469	8.000%
Common equity tier 1 capital (to-risk weighted assets	$235,538	13.608%	$121,160	7.000%	$112,506	6.500%
Tier 1 leverage capital (to average assets)	$235,538	12.289%	$124,583	6.500%	$95,833	5.000%

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General

The Company reported net loss of $(4.5) million, or ($0.68) per diluted common share, for the third quarter of 2024, compared to net income of $7.6 million, or $1.19 per diluted common share, for the third quarter of 2023. The $12.1 million decrease in net income for the third quarter of 2024 compared to the same period in 2023 was primarily due to acquisition-related items recorded in the third quarter of 2024 due to the Company’s acquisition of Cornerstone Bank. Specifically, the decrease was a result of an increase of $10.0 million in non-interest expense, and an increase in the provision for credit losses of $4.8 million. These increases were primarily the result of the Cornerstone acquisition which resulted in $7.8 million in merger-related expenses and a $3.2 million provision for credit loss associated with the acquired purchased non-credit deteriorated loans.

Interest income

Interest income increased $4.8 million for the three months ended September 30, 2024, compared to the same period in 2023. Interest income on loans increased $4.6 million due to increases in both the average balance of loans of $226.9 million and the yield of 25 basis points. Interest on taxable available-for-sale securities increased $916 thousand due to a 150 basis point increase in yield and a $65.0 million increase in the average balance of taxable available-for-sale securities. Other interest and dividend income decreased $737 thousand due to a decrease in average balance of $55.1 million offset by an increase in the yield of 5 basis points.

Interest expense

Interest expense on deposits increased $4.4 million to $14.7 million for the three-month period ended September 30, 2024, due to increases in both the rate paid on interest-bearing deposits of 68 basis points and in the average balance of interest-bearing deposits of $223.5 million over the same prior year period.

Provision for credit losses

The Company recorded a provision of credit losses of $4.6 million during the three-months ended September 30, 2024, $3.2 million related to the CECL impact for purchased non-credit deteriorated loans associated with loans acquired in the Cornerstone acquisition, and $1.5 million recorded to the allowance of credit losses resulting from quantitative factors changes in the Company’s loan portfolio assumptions, offset by an decrease to the provision for credit losses of $88 thousand related to unfunded commitments, which are recorded in other liabilities on the Company’s statements of financial condition. Charge-offs were $278 thousand, and recoveries were $172 thousand, for the quarter ended September 30, 2024.

Non-interest income

Total non-interest income was $2.1 million for the three-months ended September 30, 2024, a decrease of $347 thousand or 14.4% when compared to the same prior year period.

Non-interest expense

Total non-interest expense was $20.1 million for the three-months ended September 30, 2024, an increase of $10.0 million or 98.3% when compared to the same prior year period. The increase was due primarily to $7.8 million in merger-related expenses recorded, $379 thousand more in salaries and benefits expense and $214 thousand more in data processing and communications expenses during the three-months ended September 30, 2024, of which were all primarily associated with the Cornerstone Bank acquisition.

Provision for income taxes

For the three months ended September 30, 2024, the Company recorded an income tax benefit of $1.1 million, resulting in an effective tax rate of (20.1%), compared to an income tax expense of $1.5 million resulting in an effective tax rate of 16.6% for the quarter ended September 30, 2023.

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

	Three Months Ended September 30,
	2024			2023			Change 2024 vs 2023
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,691,688	$28,135	6.62%	$1,464,798	$23,503	6.37%	$226,890	0.25%
Securities
Taxable available-for-sale	111,633	1,273	4.56%	46,599	357	3.06%	65,034	1.50%
Tax exempt available-for-sale	40,028	285	2.85%	40,118	285	2.84%	(90)	0.01%
Held-to-maturity	164	2	5.33%	196	3	5.28%	(32)	0.05%
Federal funds sold	135,164	1,828	5.38%	199,350	2,702	5.38%	(64,186)	0.00%
Other interest earning-assets	19,549	287	5.85%	10,506	150	5.67%	9,043	0.18%

Total interest-earning assets	1,998,226	$31,810	6.33%	1,761,567	$27,000	6.08%	236,659	0.25%

Other non-earnings assets	151,776			127,682			24,094

Total assets	$2,150,002			$1,889,249			$260,753

Interest-bearing liabilities
Demand	$258,728	$1,213	1.86%	$243,359	$1,031	1.68%	$15,369	0.18%
Savings	159,521	1,031	2.57%	149,215	788	2.10%	10,306	0.48%
Money markets	443,109	4,294	3.85%	337,491	2,979	3.50%	105,618	0.35%
Certificates of deposit	721,240	8,163	4.50%	629,082	5,518	3.48%	92,158	1.02%

Total deposit	1,582,598	14,701	3.70%	1,359,147	10,316	3.01%	223,451	0.68%
Borrowings	—	—	N/A	—	—	N/A	—	N/A

Total interest-bearing liabilities	1,582,598	$14,701	3.70%	1,359,147	$10,316	3.01%	223,451	0.68%

Non-interest-bearing deposits	269,030			255,775			13,255
Other liabilities	43,729			45,923			(2,194)

Total liabilities	1,895,357			1,660,845			234,512
Stockholders’ equity	254,645			228,404			26,241

Total liabilities and stockholder’s equity	$2,150,002			$1,889,249			$260,753

Net interest-earnings assets	$415,628			$402,420			$13,208
Net interest income; interest rate spread			2.64%			3.07%		-0.43%
Net interest margin		$17,109	3.41%		$16,684	3.76%	$425	-0.35%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2024 vs. 2023 Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable, including fees	$73	$4,558	$4,631
Investment securities
Taxable available-for-sale	338	578	916
Tax exempt available-for-sale	2	(1)	1
Held-to-maturity	0	(1)	(1)
Federal funds sold	4	(878)	(874)
Other interest-earning assets	0	137	137

Total interest-earning assets	$417	$4,393	$4,810

Interest expense:
Demand	230	(48)	$182
Savings	386	(143)	243
Money market	584	731	1,315
Certificates of deposit	298	2,347	2,645
Borrowings	—	—	—

Total interest expense	$1,498	$2,887	$4,385

Change in net interest income	$(1,081)	$1,506	$425

Comparison of Operating Results for the Nine Months Ended September 30, 2024, and 2023

General

The Company reported net income of $5.0 million, or $0.77 per diluted common share, for the nine-month period ended September 30, 2024, compared to net income of $20.5 million, or $3.21 per diluted common share, for the same period in 2023. The decrease in net income for the nine-month period ended September 30, 2024, compared to the same period in 2023, was primarily the result of a $9.7 bargain purchase gain in 2023 from the Company’s acquisition of Noah Bank in May of that year, a reduction of $2.6 million of income tax expense and the additional operating expenses recorded in 2024 related to the Cornerstone acquisition.

Interest income

Interest income increased $18.7 million for the nine-months ended September 30, 2024, compared to the same period in 2023. Interest income on loans increased $14.2 million due to increases in both the average balance of loans of $185.1 million and the yield of 47 basis points. Interest on taxable available-for-sale securities increased $1.9 million due to a 158 basis point increase in yield and a $42.2 million increase in the average balance of taxable available-for-sale securities. Other interest and dividend income increased $2.6 million due to an increase in average balance of $59.3 million and an increase in the yield of 16 basis points.

Interest expense

Interest expense on deposits increased $19.3 million to $40.8 million for the nine-month period ended September 30, 2024, due to increases in both the rate paid on interest-bearing deposits of 126 basis points and in the average balance of interest-bearing deposits of $284.6 million over the same prior year period.

Provision for credit losses

The Company recorded a $4.7 million provision for credit losses for the nine-month period ended September 30, 2024, and recorded $2.5 million provision for credit losses for the nine-month period ended September 30, 2023. The increase for the nine-month period ended September 30, 2024, compared with the same prior year period, is primarily due to $3.2 million of the provision related to purchased non-credit deteriorated loans acquired in the Cornerstone Bank acquisition and $1.5 million recorded to the allowance of credit losses resulting from changes in the quantitative factors used in the Company’s loan portfolio assumptions. For the nine-month periods ended September 30, 2024, charge-offs were $646 thousand, and recoveries were $378 thousand.

Non-interest income

For the nine-month period ended September 30, 2024, non-interest income decreased $9.2 million or (60.1%), from the same nine-month period in 2023, primarily due to the $9.7 million bargain purchase gain from the Noah acquisition recorded in the nine-month period ended September 30, 2023.

Non-interest expense

For the nine-month period ended September 30, 2024, non-interest expense was $44.0 million, compared to $37.7 million for the same period in 2023. The increase was primarily due to an increase in merger-related expenses of $2.2 million during 2024 as well as increases in salaries and employee benefits of $2.2 million over the same period in 2023 associated with merit increases as well as additional staff costs related to the Cornerstone and Noah acquisitions.

Provision for income taxes

For the nine-month period ended September 30, 2024, the Bank recorded an income tax expense of $1.0 million, resulting in an effective tax rate of 16.35%, compared to an income tax expense of $3.6 million resulting in an effective tax rate of 14.86% for the nine-month period ended September 30, 2023.

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

	Nine Months Ended September 30,
	2024			2023			Change 2024 vs 2023
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,609,890	$79,109	6.56%	$1,424,768	$64,914	6.09%	$185,122	0.47%
Securities
Taxable available-for-sale	86,732	2,838	4.36%	44,517	927	2.78%	42,215	1.59%
Tax exempt available-for-sale	40,180	857	2.84%	40,974	853	2.78%	(794)	0.07%
Held-to-maturity	171	7	5.25%	198	8	5.28%	(27)	-0.03%
Federal funds sold	138,843	5,644	5.43%	91,761	3,639	5.30%	47,082	0.13%
Other interest earning-assets	19,281	831	5.76%	7,086	285	5.36%	12,195	0.40%

Total interest-earning assets	1,895,097	$89,286	6.29%	1,609,304	$70,626	5.87%	285,793	0.42%

Other non-earnings assets	144,630			114,544			30,086

Total assets	$2,039,727			$1,723,848			$315,879

Interest-bearing liabilities
Demand	$244,271	$3,525	1.93%	$250,100	$2,417	1.29%	$(5,829)	0.64%
Savings	151,884	2,925	2.57%	163,516	1,888	1.54%	(11,632)	1.03%
Money markets	399,253	11,724	3.92%	297,360	6,251	2.81%	101,893	1.11%
Certificates of deposit	704,388	22,587	4.28%	504,237	10,946	2.90%	200,151	1.38%

Total deposit	1,499,796	40,761	3.63%	1,215,213	21,502	2.37%	284,583	1.26%
Borrowings	—	—	0.00%	3,133	118	5.01%	(3,133)	-5.01%

Total interest-bearing liabilities	1,499,796	$40,761	3.63%	1,218,346	$21,620	2.37%	281,450	1.26%

Non-interest-bearing deposits	252,184			244,718			7,466
Other liabilities	42,239			34,313			7,926

Total liabilities	1,794,219			1,497,377			296,842
Stockholders’ equity	245,508			226,471			19,037

Total liabilities and stockholder’s equity	$2,039,727			$1,723,848			$315,879

Net interest-earnings assets	$395,301			$390,958			$4,343
Net interest income; interest rate spread			2.66%			3.50%		-0.84%
Net interest margin		$48,525	3.42%		$49,006	4.07%	$(481)	-0.65%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2024 vs. 2023 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$516	$13,679	$14,195
Securities available-for-sale
Taxable	294	1,618	1,912
Tax-exempt	13	(9)	4
Securities held-to-maturity	(11)	10	(1)
Federal funds sold	53	1,952	2,005
Other interest and dividend income	2	545	547

Total interest and dividend income	$867	$17,795	$18,662

Interest expense:
Demand	975	133	$1,108
Savings	917	120	1,037
Money market	1,362	4,111	5,473
Certificates of deposit	820	10,823	11,643
Borrowings	—	(118)	(118)

Total interest expense	$4,074	$15,069	$19,143

Change in net interest income	$(3,207)	$2,726	$(481)

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2024, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2024, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$21,608	$41,919	$44,907	$19,098	$70,664	$(9,011)	$189,185
Loans receivable	505,503	208,999	531,160	494,963	112,026	(44,444)	1,808,207
Other interest-earnings assets (2)	163,749	—	—	—	—	—	163,749

Total interest-earning assets	$690,860	$250,918	$576,067	$514,061	$182,690	$(53,455)	$2,161,141

Interest-bearing liabilities:
Checking and savings accounts	$462,803		$—	$—	$—	$—	$462,803
Money market accounts	493,353	—	—	—	—	—	493,353
Certificate accounts	124,152	620,773	39,554	2,520	—	—	786,999
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$1,080,308	$620,773	$39,554	$2,520	$—	$—	$1,743,155

Interest-earning assets less interest-bearing liabilities	$(389,448)	$(369,855)	$536,513	$511,541	$182,690	$(53,455)	$417,986

Cumulative interest-rate sensitivity gap (3)	$(389,448)	$(759,303)	$(222,790)	$288,751	$471,441

Cumulative interest-rate gap as a percentage of total assets at September 30, 2024	-16.54%	-32.25%	-9.46%	12.26%	20.02%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2024	63.95%	55.36%	87.20%	116.56%	127.05%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2024, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
		(Dollars in thousands)
300	$295,229	$(17,731)	-5.67%	13.33%	(0.03)
200	$302,457	$(10,503)	-3.36%	13.41%	0.05
100	$306,791	$(6,169)	-1.97%	13.35%	(0.01)
Static	$312,960	$—		13.36%
(100)	$317,461	$4,501	1.44%	13.33%	(0.03)
(200)	$315,716	$2,756	0.88%	13.08%	(0.28)
(300)	$303,601	$(9,359)	-2.99%	12.42%	(0.94)

[1]	Economic Value of Equity (EVE) divded by Economic Value of Assets (EVA)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of September 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2024 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

Princeton Bancorp, Inc.

Date: November 14, 2024	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)