Form 10-K
period 2024-12-31
Princeton Bancorp, Inc.
filed 2025-03-14
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2024
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). ☐ YES
 ☒ NO
The aggregate market value of the voting common stock held by non-affiliates
at June 30, 2024 was $159.0 million.
As of March 1
2
, 202
5
, there were 6,915,086 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 22, 2025. The information required by Part III of this Form
10-K
is incorporated by reference to such Proxy Statement.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses

AFS	Available-for-sale

AI	Artificial Intelligence

ALCO	Asset-liability committee

AML	Anti-money laundering

ASC 326	ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ATM	Automated teller machines

ASU	Accounting Standards Update

BHCA	Bank Holding Company Act of 1956, as amended

CBT	Corporation Business Tax

CECL	ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

CFC	Cornerstone Financial Corporation and its wholly owned subsidiary Cornerstone Bank

CFPB	Consumer Financial Protection Bureau

CIO	Chief Information Officer

COSO 2013	Committee of Sponsoring Organizations of the Treadway Commission

CRA	Community Reinvestment Act

DCF	Discounted Cash Flow Method

Department	New Jersey Department of Banking and Insurance

DIF	Deposit Insurance Fund of the FDIC

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRR	DIF Designated reserve (target) ratio

FDIC	Federal Deposit Insurance Corporation

Federal Reserve	Federal Reserve System

FHLB	Federal Home Loan Bank

GAAP	Accounting principles generally accepted in the United States of America

GAP Table	Table setting forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding

HELOC	Home equity line of credit

HTM	Held-to-maturity

LTV	Loan to Value

NPV	Net portfolio value

SBIC	Small Business Investment Company

PRINCETON BANCORP, INC.

PART I

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank.

Item 1. Business

General

Princeton Bancorp, Inc. is a Pennsylvania corporation formed in 2022 to be the holding company for The Bank of Princeton (the “Bank”). The Bank was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the FDIC. The area served by the Bank, through its 33 branches, is generally an area within an approximate 50-mile radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of the New York City metropolitan area.

The Bank offers traditional retail banking services, one-to-four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.

From 2007 until January 2023, the Bank was a stand-alone bank. On January 10, 2023, the Bank caused the Company to acquire all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of December 31, 2024, the Company had 249 total employees and 247 full-time equivalent employees.

On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock, for cash, of Noah Bank and Noah Bank was merged with and into the Bank.

On August 23, 2024, the Company completed the acquisition of Cornerstone Financial Corporation (“CFC”), the holding company for Cornerstone Bank, a New Jersey chartered state bank headquartered in Mt. Laurel, New Jersey that primarily served the southern New Jersey market. The Company acquired 100% of the outstanding common stock of CFC in exchange for the Company’s stock, CFC was merged into the Company, and Cornerstone Bank was merged with and into the Bank.

Our headquarters and one of our branches are located at 183 Bayard Lane, Princeton, New Jersey 08540. Our telephone number is (609) 921-1700 and our website address is www.thebankofprinceton.com.

The Company has elected to prepare this Annual Report on Form 10- K and other annual and periodic reports as a “smaller reporting company” consistent with the rules of the SEC.

Competition

We have substantial competition in originating commercial and consumer loans in our market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages over us, including greater financial resources and higher lending limits, more aggressive marketing campaigns, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Among other things, this competition could reduce our interest income and net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans. We compete for loans primarily on the basis of value and service by building customer relationships through addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience. We also consider the competitive pricing levels in each of our markets.

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. These competitors may offer higher interest rates on deposits, which could decrease the deposits that we attract, or require us to increase the rates we pay to retain existing deposits or attract new deposits. Deposit competition could adversely affect our net interest income and net income, and our ability to generate the funds we require for our lending or other operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds. We compete for deposits similarly on the basis of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at https://thebankofprinceton.com.

FinTechs continue to emerge in key areas of banking. In addition, larger established technology platform companies continue to evaluate, and in some cases, create businesses focused on banking products. We closely monitor activity in the marketplace to ensure that our products and services are technologically competitive. Our overall strategy involves seeking to identify partnership and possible investment opportunities in technology-driven companies that can augment our distribution and product capabilities.

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

Commercial Real Estate and Multi-family. At December 31, 2024, commercial real estate and multi-family loans amounted in the aggregate to $1.39 billion, or 76.1% of the total loans receivable. Our commercial real estate portfolio has increased $242.2 million or 21.1% since December 31, 2023, when commercial real estate and multi-family loans amounted to $1.14 billion, or 73.8%, of our total portfolio.

The commercial real estate and multi-family loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At December 31, 2024, the average commercial and multi-family real estate loan size was approximately $1.8 million.

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

Set forth below is a brief description of our three largest commercial real estate or multi-family loans:

-

The largest commercial real estate loan is a $31 million loan (split between 2 loans $29 million and $2 million). The proceeds were used to refinance an existing loan, with cash out being escrowed and released in the future upon meeting certain requirements. The property is an eight-story mixed use property located in Brooklyn, NY with 69 residential units and one commercial unit with a LTV of 70%. The borrower is paying in accordance with the loan terms as of December 31, 2024.

-

The second largest commercial real estate loan is a $22.7 million loan. The proceeds were used to refinance an existing loan with cash out for future real estate investments. The property is an industrial warehouse located in East Windsor, NJ with a LTV of 55%. The borrower is paying in accordance with the loan terms as of December 31, 2024.

-

The third largest commercial real estate loan is a $20.7 million loan. The proceeds were used to refinance an existing loan. The property is an eight-story mixed use property located in Queens, NY with 49 residential units and two commercial units with a LTV of 56%. The borrower is paying in accordance with the loan terms as of December 31, 2024.

Commercial and Industrial Loans. At December 31, 2024, commercial and industrial loans amounted in the aggregate to $93.0 million, or 5.1%, of the total loan portfolio. Our commercial and industrial portfolio has increased $42.0 million, or 82.2%, since December 31, 2023, when commercial and industrial loans amounted to $51.0 million, or 3.3%, of our total loan portfolio.

Commercial business loans are made to small to mid-sized businesses in our market area primarily to provide working capital. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years. Our commercial business loans have historically been underwritten based on the creditworthiness of the borrower and generally require a debt service coverage ratio of at least 1.25 X. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans and frequently obtain real estate as additional collateral.

Set forth below is a brief description of our three largest commercial and industrial loans:

-

The largest commercial and industrial loan is a $9.4 million loan. The proceeds were used for business purposes and completion of capital improvements. The collateral is a lien on all business assets. The borrower is paying in accordance with the loan terms as of December 31, 2024.

-

The second largest commercial and industrial loan is a $9.4 million loan. The proceeds were used as a fully drawn business line of credit for general purposes. The loan is secured by real estate and cash collateral. The borrower is paying in accordance with the loan terms as of December 31, 2024.

-

The third largest commercial and industrial loan is a $7.6 million loan. The proceeds were used for working capital for future business opportunities. The loan is unsecured. The borrower is paying in accordance with the loan terms as of December 31, 2024.

Construction Loans. We originate various types of commercial loans, including construction loans, secured by collateral such as real estate, business assets and personal guarantees. The loans are solicited on a direct basis and through various professionals with whom we maintain contact and by referral from our directors, stockholders and customers. At December 31, 2024, our construction loans amounted to $257.2 million, or 14.1% of our total loans receivable. The average size of a construction loan was approximately $5.0 million at December 31, 2024. Our construction loans portfolio has decreased $53.0 million or 17.1% since December 31, 2023, when construction loans amounted to $310.2 million, or 20.0% of our total loans receivable. Construction lending represents a segment of our loan portfolio and is driven primarily by market conditions. Loans to finance construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay monthly payments during the construction phases of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Bank if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to mitigate risk, financial statements and tax returns are obtained from borrowers on an annual basis. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based on a common index plus a stipulated margin. Additional fees may be charged as funds are disbursed. As units are completed and sold, we require that payments to reduce principal outstanding be made prior to them being released. We may permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary areas.

Set forth below is a brief description of our three largest construction loans or loan relationships:

-

The largest construction loan is a $32.5 million participation loan. The Bank’s share is 76.9% of the total loan amount. The proceeds are being used to construct a 9-story residential building consisting of 89 residential units in Brooklyn, NY. The project is approximately 88% complete. The borrower is paying in accordance with the loan terms as of December 31, 2024.

-

The second largest construction loan is a $21.7 million loan to purchase and renovate a mixed-use property consisting of residential units and retail space in Newark NJ. The project is approximately 97% complete. The borrower is paying in accordance with the loan terms as of December 31, 2024.

-

The third largest construction loan is a $25.0 million loan to purchase land for future construction of a mixed-use property consisting of residential units and commercial/retail office space in Jersey City, NJ. The borrower is paying in accordance with the loan terms as of December 31, 2024.

Residential First-Lien Mortgage Loans. We offer a narrow range of prime residential first-lien mortgage loans at competitive rates. Our customers, stockholders and local real estate brokers are a significant source of these loans. We strive to process, approve and fund loans in a timeframe that meets the needs of our borrowers. Generally, we originate and retain non-conforming residential first-lien mortgage loans and refer conforming residential first-lien mortgage loans to a third party, whereby we may earn a fee. At December 31, 2024, our residential first-lien loans amounted to $68.0 million, or 3.7%, of our total portfolio. Our residential first-lien loan portfolio has increased $30.0 million, or 78.8%, since December 31, 2023, when residential first-lien loans amounted to $38.0 million, or 2.5%, of our total loan portfolio. This substantial increase was due to our acquisition of CFC in August 2024.

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

Loans Receivable, Net. Loans receivable, net increased from $1.55 billion at December 31, 2023, to $1.82 billion at December 31, 2024, an increase of $270.5 million, or 17.5%. The increase was attributable to an increase in commercial real estate loans of $242.2 million, an increase in commercial and industrial loans of $42.0 million and an increase in residential first-lien mortgage loans of $30.0, partially offset by a decrease of $53.0 million in construction loans. The acquisition of CFC in August 2024 resulted in an increase of $255.5 to the loan portfolio.

The following table details our loan maturities by loan segment and interest rate type:

	December 31, 2024
	Due in one year or less	Due after one through five years	Due after five years through fifteen years	Due after fifteen years	Total
(Dollars in thousands)
Commercial real estate	$75,425	$475,306	$467,819	$366,535	$1,385,085
Commercial and industrial	34,261	19,976	30,519	8,101	92,857
Construction	208,382	48,787	—	—	257,169
Residential first-lien mortgage	—	16	9,337	58,677	68,030
Home equity/consumer	1	375	3,490	14,267	18,133

Total loans	$318,069	$544,460	$511,165	$447,580	$1,821,274

Amount due after one year	Fixed Rate	Variable Rate
(Dollars in thousands)
Commercial real estate	$394,551	$915,109
Commercial and industrial	33,493	25,103
Construction	—	48,787
Residential first-lien mortgage	40,380	27,650
Home equity/consumer	3,224	14,908

Total loans	$471,648	$1,031,557

The accrual of interest is discontinued when the contractual payment of principal or interest is 90 days past due or management has serious doubts about further collectability of the principal or interest, even if the loan is currently performing.

The following table sets forth certain information regarding our nonaccrual loans, accruing loans 90 days or more past-due, and other real estate owned.

	December 31,
	2024	2023
(Dollars in thousands)
Commercial real estate	$26,101	$4,485
Commercial and industrial	627	2,116
Construction	—	—
Residential first-lien mortgage	113	107
Home equity/consumer	—	—

Total nonaccrual loans	26,841	6,708
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	26,841	6,708
Other real estate owned	295	—

Total nonperforming assets	$27,136	$6,708

See Note 5 - “Loans Receivable” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding our loans not classified as nonperforming assets as of December 31, 2024 and for other information on our loan ratings of special mention, substandard and doubtful, all of which contain varying degrees of potential credit problems that could result in the loans being classified as nonaccrual, past-due 90 or more days or modifications to borrowers with financial difficulty in a future period.

Analysis of Allowance for Credit Losses. On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL” or “ASC 326”), which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under CECL methodology is applicable to financial measured assets at amortized cost, including loan receivables. Available-for-sale (“AFS”) debt securities are included and require credit losses to be presented as an allowance rather than as a write-down. It also applies to off-balance sheet credit exposure, such as unfunded loan commitments, standby letters of credit and other similar instruments.

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, construction loans, commercial and industrial loans, residential loans and HELOC/consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributed to existing loan balances, and considering historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information used is that experienced by the Company or by a selection of peer banks, when appropriate.

Commercial real estate – Loans in this segment include owner-occupied commercial real estate, non-owner-occupied commercial real estate and multi-family dwellings within the Company’s market area. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and monitors the cash flow of these loans.

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

Commercial and industrial loans – Loans in this segment are primarily for commercial business assets and/or purposes, which usually carry a personal guarantee from the business owners. Repayment is expected from the cash flow of the business. A weakened economy, and resultant decrease in consumer spending, will have an effect on quality in this segment.

Residential real estate loans – This portfolio segment consists of first lien secured by one-to-four family residential properties. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Consumer/HELOC loans – Loans in this segment are substantially secured and repayment is dependent on the credit quality of the individual borrower and include junior-lien mortgages.

Credits with Similar Risk Characteristics.

The Company is using DCF in estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. The model calculates an expected loss percentage for each segment by considering the probability of default, using life-of-loan analysis periods for all segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between historical period used to calculate historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used calculate the allowance for credit losses for loans that share similar risk characteristics with other loans adjusted for differences between the historical loss and severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: a) lending policy and procedures; b) economic conditions; c) volume of the loan portfolio; d) experience and depth of lending management; e) level of delinquencies; f) quality of our loan review system; g) the value of underlying collateral for collateralized loans and h) level of concentration of a particular segment.

Individually Evaluated Financial Assets.

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value. We generally consider these to be nonperforming loans. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan, except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral. In these cases, expected credit loss is measured as the difference between amortized cost basis and the loan and the fair value of the collateral less disposal costs (such as sales costs, transfer taxes and unpaid real estate taxes).

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

As of December 31, 2024, the allowance for credit losses on loans was $23.7 million as compared to $18.5 million as of December 31, 2023. The $5.2 million increase in the allowance for credit losses was attributed to a $2.3 million provision related to the Bank’s loan portfolio, $3.2 million associated with non-purchase credit deteriorated loans associated with loans acquired in the CFC acquisition, partially offset by $353 thousand of net-charge offs recorded during 2024.

At December 31, 2024, non-performing assets totaled $27.1 million, an increase of $20.4 million when compared to the amount at December 31, 2023. The increase was due to the delinquency of two commercial real estate loans totaling $25.4 million with collateral supporting each loan. The Company is a participant in these loans and is currently evaluating its options with the lead bank, including but not limited to placing the loans on the market for sale.

The following table presents a summary of our allowance for credit losses on loans and nonaccrual loans by total loans and a summary of net charge-offs by loan segments:

	As of and for Year Ended
	December 31,
	2024	2023
	(Dollars in thousands)
Allowance for credit losses to total loans outstanding:	1.30%	1.19%
Allowance for credit losses on loans	$23,657	$18,492
Total loans outstanding	$1,821,274	$1,550,133
Nonaccrual loans	$26,841	$6,708
Allowance for credit losses to nonaccrual loans	88.1%	275.7%
Nonaccrual loans to total loans outstanding	1.47%	0.43%

Net charge-offs (recoveries) during the period to average loans outstanding
Commercial real estate	0.01%	0.17%
Net charge-offs	$151	$1,659
Average amount outstanding	$1,252,464	$986,974
Commercial and industrial	0.39%	0.00%
Net charge-offs (recoveries)	$237	$(2)
Average amount outstanding	$60,665	$42,850
Construction	-0.01%	0.04%
Net charge-offs (recoveries)	$(35)	$148
Average amount outstanding	$289,851	$371,037
Residential first-lien	0.00%	0.00%
Net charge-offs	$—	$2
Average amount outstanding	$48,392	$40,831
Home equity/consumer	0.00%	0.00%
Net charge-offs	$—	$—
Average amount outstanding	$11,641	$7,812
Total loans	0.02%	0.12%
Net charge-offs	$353	$1,807
Average amount outstanding	$1,663,013	$1,449,504

The following table presents the allocation of the allowance for credit losses by portfolio segment for the years presented. The allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	2024		2023
	Amount	Loan Balance as % of Total Loans	Amount	Loan Balance as % of Total Loans
Commercial real estate	$20,821	76.1%	$16,047	73.7%
Commercial and industrial	1,173	5.1%	488	3.3%
Construction	609	14.1%	1,145	20.0%
Residential first-lien mortgage	893	3.7%	725	2.5%
Home equity/consumer	161	1.0%	87	0.5%

Total loans	$23,657	100.0%	$18,492	100.0%

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

Securities available-for-sale, which are carried at fair value, increased $155.8 million, or 170.6%, to $247.2 million at December 31, 2024 from $91.4 million at December 31, 2023. The increase was primarily due to $179.5 million in purchases of available-for-sale securities during 2024, the addition of $13.9 million from the CFC acquisition, partially offset by an increase of $2.5 million attributed to the unrealized losses associated with the available-for-sale portfolio, principal repayments of $34.5 million and $300 thousand of maturities or calls.

The following table summarizes the weighted-average yields based on maturity distribution schedule of the amortized cost of AFS debt securities at December 31, 2024. Interest income presented in this Form 10-K for tax-advantaged obligations of state and political subdivisions has not been adjusted to reflect fully taxable-equivalent interest income. Expected maturities may differ from contractual maturities because the securities may be called without any penalties.

	One year or less	After one through five years	After five through ten years	After ten years	Total
(Dollars in thousands)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	$14	$2,155	$893	$187,483	$190,545
U.S. government agencies	—	966	6,704	2,529	10,199
Obligations of state and political subdivisions	1,408	5,831	28,728	3,763	39,730
Small business association (SBA) securities	—	531	627	699	1,857
U.S. treasury securities	1,994	2,846	—	—	4,840

Total	$3,416	$12,329	$36,952	$194,474	$247,171

(Yield on securities)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	3.56%	4.56%	2.52%	5.09%	5.07%
U.S. government agencies	—	2.84%	4.24%	2.33%	3.64%
Obligations of state and political subdivisions	3.54%	2.96%	2.55%	2.34%	2.63%
Small business association (SBA) securities	—	7.33%	4.57%	5.92%	5.87%
U.S. treasury securities	4.88%	3.93%	—	—	4.32%

Total	4.32%	3.64%	2.89%	5.00%	4.61%

At December 31, 2024, there were no security holdings of any one issuer in an amount greater than 10.0% of our total stockholders’ equity. See Note 4 – “Investment Securities” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding debt securities.

Cash and Due from Banks and Interest-earning Bank Balances

Cash and due from banks and interest-earning bank balances decreased from $34.5 million at December 31, 2023 to $33.6 million at December 31, 2024, a decrease of $888 thousand, or 2.6%.

Federal Funds Sold

Federal funds sold decreased from $116.0 million at December 31, 2023 to $83.7 million at December 31, 2024, a decrease of $32.3 million, or 27.9%. The decrease in federal funds sold was primarily due to increases in investment securities and in loans and partially offset by an increase in deposits.

Premises and Equipment

Premises and equipment, net increased $3.4 million from December 31, 2023 to December 31, 2024 resulting from $3.5 million in premises and equipment acquired in connection with the CFC acquisition, and $1.6 million in a combination of purchases of new equipment and improvements, partially offset by $1.7 million in depreciation and disposals.

Goodwill and Core Deposit Intangible

At December 31, 2024, the Company had $14.4 million of goodwill, an increase of $5.5 million when compared to December 31, 2023, related to the acquisition of CFC. At December 31, 2024 the Company had

$3.6 million in core deposit intangible assets, an increase of $2.2 million when compared to December 31, 2023. The remaining balance is comprised of $2.6 million from the CFC acquisition, $900 thousand from the WSFS branch acquisition that occurred in May 2019, and $73 thousand from the Noah acquisition.

Operating Lease Right-of-Use Asset

Operating lease right-of-use asset decreased $1.5 million from $23.4 million at December 31, 2023 to $21.9 million at December 31, 2024 due to $1.3 million in leases acquired as part of the CFC acquisition, $1.8 million of new leases, offset by $4.6 million in amortization.

Equity Method Investments

The Company is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $5.0 million to the partnership. At December 31, 2024, the SBIC had a book value of $3.3 million. The unfunded commitment to the partnership was $1.7 million at December 31, 2024.

The Company invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Bank operates. The Company decides which loans are included in its investment. The Company had an outstanding commitment to fund up to $6.9 million and currently has $6.9 million funded. There is currently no unfunded commitment at December 31, 2024.

Accrued Interest Receivable and Other Assets

Accrued interest receivable increased $1.9 million from December 31, 2023 to December 31, 2024, primarily due to an increase in the outstanding principal balance of loans and investment securities at December 31, 2024. Deferred taxes increased $8.8 million from December 31, 2023 to December 31, 2024, primarily due to the CFC acquisition. Bank owned life insurance increased $13.3 million from December 31, 2023 to December 31, 2024, primarily due to $8.7 million acquired from CFC, $2.9 million in purchases and a $1.7 million increase in cash surrender value resulting from the increase in interest rates. Other assets increased $1.3 million from December 31, 2023 to December 31, 2024.

Deposits

Our deposit services are generally comprised of a traditional range of deposit products, including checking accounts, savings accounts, attorney trust accounts, money market accounts, and certificates of deposit.

We offer our customers access to ATMs and other services which increase customer convenience and encourage continued and additional banking relationships.

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

During normal business practices the Bank will utilize deposits originated by brokers to support the Bank’s funding needs. At December 31, 2024 the balance of brokered deposits was $44.6 million, a decrease of $42.6 million from the $87.2 million outstanding at December 31, 2023.

At December 31, 2024, there were no customers whose deposit balances individually exceeded 5% of total deposits.

The following table presents the average balance of our deposit accounts and the average cost of funds for each category of our deposits, total uninsured deposits, and amount of uninsured portion of time deposits by maturity.

	2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
(Dollars in thousands)
Non-interest-bearing checking	$264,418	0.00%	$248,233	0.00%

Demand interest-bearing	258,462	1.91%	250,312	1.46%
Money market	421,934	3.79%	311,478	3.07%
Savings deposits	157,538	2.52%	159,175	1.72%
Time deposits	724,060	4.35%	538,343	3.17%

	$1,826,412	3.09%	$1,507,541	2.19%

	Amount	Amount
Uninsured deposits	$573,727	$427,384

The following table represents the uninsured time deposits by maturity.

	As of December 31,
	2024	2023
Uninsured time deposits maturity	(Dollars in thousands)
Three months or less	$18,756	$10,796
Over three through six months	28,202	22,609
Over six through twelve months	40,150	28,715
Over twelve months	2,553	6,678

Total uninsured time deposits	$89,661	$68,798

The uninsured portion of deposits is any balance that exceeds the FDIC insurance limit of $250,000.

See the liquidity discussion within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K for more information regarding our available funds.

Total deposits increased from $1.64 billion at December 31, 2023 to $2.03 billion at December 31, 2024, an increase of $396.9 million, or 24.26%. Included in this increase was $282.8 million in deposits acquired from CFC. Non-interest-bearing deposits increased $51.7 million, or 20.7%, to $301.0 million at December 31, 2024. The Company acquired $67.6 million of non-interest-bearing deposits from CFC. Interest-bearing deposits increased $345.2 million, or 24.9%. Included in this increase was $215.2 million of interest-bearing deposits acquired from CFC.

Borrowings

The Company had no outstanding borrowings at December 31, 2024 or December 31, 2023.

Accrued Interest Payable, Lease Liabilities and Other Liabilities

Accrued interest payable increased $6.2 million from $9.2 million at December 31, 2023 to $15.4 million at December 31, 2024. The increase was primarily the result of the increase in interest rates offered on deposit accounts during 2024 as well as the increase in deposit balances due partially to the CFC acquisition. Lease liabilities increased $1.3 million, while other liabilities increased $123 thousand.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2024, increased $21.8 million or 9.09% when compared to December 31, 2023. The increase was primarily due to the $21.6 million increase in paid-in capital which is primarily associated with the issuance of $20.0 million of common stock related to the acquisition of CFC, and an increase in retained earnings of $2.5 million, which consisted of $10.2 million in net income, partially offset by $7.7 million of cash dividends recorded during the period, which increases were partially offset by an increase in accumulated other comprehensive loss of $1.4 million. The ratio of equity to total assets at December 31, 2024 and at December 31, 2023 was 11.2% and 12.5%, respectively. The current period ratio decrease was primarily due to the CFC acquisition.

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

Staffing

As of December 31, 2024, we had approximately 247 full-time equivalent employees.

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

Pause on Major Federal Reserve Rulemakings. In January 2025, the Federal Reserve stated that Vice Chair for Supervision Michael Barr would step down from the position, effective, February 28, 2025. The

Federal Reserve stated that it will not issue any major rulemakings from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate.

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

The DIF has a designated reserve (target) ratio (“DRR”) of 2.00% of the estimated insured deposits. When the reserve ratio was 1.30 percent as of June 30, 2020, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35 percent within 8 years. However, increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance coupled with strong growth in uninsured deposits, resulted in the reserve ratio declining to 1.10 percent as of June 30, 2023. The reserve ratio increased to 1.21 percent as of June 30, 2024. The Restoration Plan maintains the current schedule of assessment rates for all insured depository institutions. Dividends are required to be paid to the industry should the DRR exceed 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The assessment base for insured depository institutions is the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.

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

In determining compliance with the risk-based capital requirement, a banking organization is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets. At December 31, 2024, the Bank exceeded all its regulatory capital requirements.

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

A banking organization generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. A banking organization which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized organizations are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions. At December 31, 2024, the Bank was not subject to any of the above mentioned restrictions.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that banks meet the credit needs of all of their assessment area, as established for these purposes in accordance with applicable regulations based principally on the location of branch offices, including those of low-income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” Our record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2024, we maintained a “satisfactory” CRA rating. On October 24, 2023, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the Bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The rule was expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026, and additional requirements becoming applicable on January 1, 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for

April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.

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

Loans to One Borrower. New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank, or up to 25% of the capital funds of the bank if the additional 10% is fully secured by collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of the loans and extensions of credit over the 15% limit. At December 31, 2024, the Bank’s lending limit to one borrower under regulatory guidelines was $40.6 million, but our Board of Directors has set an internal lending limit of approximately 75.0% of the legal lending limit or $30.5 million.

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

Changes in New Jersey Tax Laws. On September 29, 2020, New Jersey Governor Phil Murphy signed into law A.4721, extending through December 31, 2023, the 2.5% surtax imposed on Corporation Business Tax (CBT) filers with allocated taxable net income over $1 million. As originally enacted, the surtax rate was scheduled to decrease from 2.5% to 1.5% for privilege periods beginning on or after January 1, 2020 through December 31, 2021 and expire for privilege periods beginning on or after January 1, 2022. On June 28, 2024, New Jersey Gov. Phil Murphy signed legislation, A.B. 4704, which enacted a 2.5% surtax, termed the “Corporate Transit Fee,” on certain CBT taxpayers that have New Jersey allocated taxable net income over $10 million. The new surtax is in addition to the CBT and applies to privilege periods beginning on or after January, 1, 2024, through December, 31, 2028.

Cyber-security. Federal and state legislation and regulations contain extensive cybersecurity and data privacy provisions. Our regulatory agencies including the CFPB, FDIC, and Federal Reserve also have oversight over us with respect to cybersecurity and data privacy. We are subject to the rules and regulations promulgated under the authority of the CFPB and Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to cybersecurity and data privacy. In addition, effective April 1, 2022, the Federal Reserve and FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulator as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the stability of the U.S. financial sector.

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

Compensation. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these regulations and resulting market practices will continue to evolve over a number of years. The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. The SEC has a rule that directs stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and requires companies to disclose their clawback policies and their actions under those policies.

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

Our loan portfolio is made up largely of commercial real estate loans and commercial construction loans. At December 31, 2024, we had approximately $1.39 billion of commercial real estate loans, which represented 76.1% of our total loan portfolio. Our commercial real estate loans include loans secured by owner-occupied and non-owner-occupied tenanted properties for commercial uses and multi-family loans. The portfolio also consists of construction loans of approximately $257.2 million, or 14.1%, of our total loan portfolio as of December 31, 2024. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2024, we had $92.9 million of commercial and industrial loans, which represented 5.1% of our total loan portfolio.

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

Like all financial institutions, we maintain an allowance for credit losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about external factors, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses and may require an increase in our allowance for credit losses. Although we believe that our allowance for credit losses at December 31, 2024 is adequate to cover known and probable incurred losses included in the portfolio, we cannot provide assurances that we will not further increase the allowance for credit losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

Increased interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates from early 2022 into 2023, the fair value of our securities classified as available for sale has declined. These securities make up a majority of the securities portfolio of the Company, resulting in unrealized losses embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

The Company is a bank holding company and banking operations are conducted by its subsidiary, the Bank. The Company’s ability to pay dividends depends on its receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures, other cash flow requirements, and other factors deemed relevant by its Board of Directors. There is no assurance that the Bank will be able to pay dividends in the future, and if able, that the dividends will be at the same rate as 2024, or that the Company will generate adequate cash flow from the Bank to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve has raised certain benchmark interest rates to combat inflation. As discussed above under “CREDIT AND INTEREST RATE RISKS— Changes in interest rates may adversely affect our earnings and financial condition.”, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

We face risks related to health epidemics and other outbreaks, severe weather, power or telecommunications loss, and terrorism which could significantly disrupt our operations.

Business disruptions can occur due to forces beyond the Bank’s control such as severe weather, power or telecommunications loss, accidents, flooding, terrorism, health emergencies, the spread of infectious diseases or pandemics. Our business could be adversely impacted by the effects of any of these events to the extent that they harm the local or national economy. Any of these events may also impact our branches, our operations, our customers and/or our vendors, which may materially and adversely affect our business, financial condition and results of operations. These business disruptions may include temporary closure of our branches and/or the facilities of our customers or vendors and suspension of services, which may materially and adversely affect our business, financial condition and results of operations.

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

Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition.

Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. For example, global conflicts (including the continuing conflicts involving Ukraine and the Russian Federation and those in the Middle East) or other similar events, as well as government actions of other restrictions in connection with such events, and trade negotiations between the U.S. and other nations could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global supply chain disruptions may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.

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

Our deposits have been our primary funding source. In current market conditions, depositors may choose to redeploy their funds into higher yielding investments, the stock market or other investment alternatives, regardless of our effort to retain such depositors. If this occurs, it will hamper our ability to grow deposits and could result in a net outflow of deposits. Our average total deposits for the year ended December 31, 2024 of $1.83 billion were $318.9 million higher than the $1.51 billion for the year ended December 31, 2023, but a substantial portion of that deposit growth was due to the CFC acquisition. We will continue to focus on deposit growth, which we use to fund loan originations. However, if we are unable to sufficiently increase our deposit balances, we will be required to increase our use of alternative sources of funding, including FHLB advances, or to increase our deposit rates in order to attract additional deposits, each of which would increase our cost of funds.

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

We use AI in connection with our business and operations, which exposes us to inherent risks that may expose us to material harm.

AI in the banking industry refers to the use of advanced algorithms, machine learning, and automation to enhance operational efficiency, improve customer experiences, strengthen security, and optimize financial decision-making. Banks leverage AI for fraud detection, risk assessment, predictive analytics, chatbots for customer service, personalized financial recommendations, and automated regulatory compliance. By analyzing vast amounts of data in real time, AI helps institutions reduce costs, mitigate risks, detect anomalies, and deliver more efficient and secure banking services.

The Bank does not utilize AI for decision-making processes or internal bot usage as any automation within the Bank is driven by macros and predefined rule-based workflows rather than AI-driven models. AI technology, however, is employed within select third-party solutions integrated into our operations. These include SentinelOne for advanced cybersecurity threat detection and response, Verafin for fraud detection and AML compliance, the Glia Chatbot for enhancing customer service interactions, and CATO Networks for AI-driven network security and optimization. These third-party tools that utilize a limited AI model support security, risk management, and operational efficiency but do not influence credit, lending, or other decision-making functions within the Bank. We do not believe that these products pose a material risk on the company’s business or financial results.

AI is complex and rapidly evolving, and the introduction of AI, a relatively new and emerging technology in the early stages of commercial use, into our business and operations may subject us to new or heightened legal, regulatory, ethical, operational, reputational, or other risks. The models underlying AI may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are, and output that may be, incomplete, inadequate, misleading, biased, poor-quality or otherwise flawed, any of which may not be easily detectable. Further, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI, including those incorporated in our business and operations. If the AI that we use is deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal and regulatory action, brand or reputational harm, or other adverse impacts on our business and financial results. Further, there can be no assurance that our use of AI will be successful in enhancing our business or operations or otherwise result in our intended outcomes, and our competitors may incorporate AI into their businesses or operations more quickly or more successfully than us.

AI and the use thereof is also subject to a variety of existing laws and regulations, including fair lending, consumer protection, intellectual property, cybersecurity, data privacy, and equal opportunity, and is expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of evolving review by various governmental and regulatory agencies, and changes in laws and regulations governing AI may adversely affect our ability to use AI. Additionally, various federal, state and foreign governments and regulators have implemented, or are considering implementing, general legal and regulatory frameworks for the appropriate use of AI. It is possible that we will not be able to anticipate how to respond to these rapidly developing laws and regulations. Further, if we do not have sufficient rights to use the data or algorithms on which our AI solutions rely or the output generated thereby, we also may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We may not be able to sufficiently mitigate or detect any of the foregoing risks or concerns given our and other market participants’ lack of experience with using AI, the pace of technological change, and rapid adoption of AI by our business partners and competitors. Any actual or perceived failure to address risks or concerns relating to the use of AI, whether unfounded or not, could adversely affect our business and operations.

We face risks from cyber-attacks and other information or security breaches, including denial of service attacks, hacking, social engineering attacks targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential, proprietary, personal and other information, any of which could adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer and data management systems and network infrastructure, and those of third parties on which we are highly dependent, are subject to cybersecurity risks and could be susceptible to cyber-attacks or other information or security breaches. Our business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, personal, and other information in our computer and data management systems and network infrastructure, and in the computer and data management systems and network infrastructure of third parties. In addition, to access our network, products, and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks or other information or security breaches. These cyber-attacks or other information or security breaches include computer viruses, denial of service attacks, hacking, social engineering attacks (including phishing and smishing attacks) targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, ransomware, improper access by employees or contractors, identity theft, and other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, destruction, or other processing of confidential, proprietary, personal, and other information of ours, our employees, our customers, or of third parties, damage our systems and infrastructure or otherwise materially disrupt our, our customers’, or other third parties’ network access or business operations. As cyber-attacks or other information or security breaches continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or cyber-attacks or other information or security breaches. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such cyber-attacks or other information or security breaches, which may result in material losses or consequences for us.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, including AI, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of cyber threat actors, such as organized crime affiliates, terrorist organizations, state-sponsored actors, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage, any of whom may enhance their efforts through the use of AI. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber-attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e., “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, contractors, customers, clients, or other users of our systems and infrastructure to disclose sensitive information in order to gain access to our, our customers’, or our clients’ systems and infrastructure, or the confidential, proprietary, personal, or other information stored or processed thereon. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber threat actors change frequently, may not be recognized until launched, and may not be recognized until well after a cyber-attack or other information or security breach has occurred. The speed at which new vulnerabilities are discovered and exploited, often before security patches are published, continues to rise. Remote work further increases the risk that we may experience cyber-attack or other information or security breaches as a result of our employees, colleagues, contractors, and other third parties with which we do business or upon which we rely working remotely on less secure systems and environments.

The risk of a security breach caused by a cyber-attack or other information security breach at a third party with which we do business or upon which we rely, or by unauthorized access by such third party, has also increased in recent years. Additionally, the existence of cyber-attacks or other information or security breaches at such third parties with access to our confidential, proprietary, personal, and other information may not be disclosed to us in a timely manner. Further, our ability to monitor such third parties’ cybersecurity practices is limited. Although we generally have agreements relating to cybersecurity and data privacy in place with third parties, we cannot guarantee that such agreements will prevent a cyber-attack or other information or security breach impacting our confidential, proprietary, personal, or other information, or enable us to obtain adequate or any reimbursement from such third parties in the event we should suffer any disruption, compromise, failure, liability, reputational harm, or other cost or expense. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber-attacks or other information or security breaches attributed to such third parties as they relate to the information we share with them.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack or other information or security breach on our systems or infrastructure has been successful, whether or not this perception is correct, may damage our reputation with customers, clients, and third parties with which we do business. Hacking of confidential, proprietary, personal, and other information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of our cybersecurity measures could cause us serious negative consequences, including: loss of customers, clients, and business opportunities; costs associated with maintaining business relationships after a cyber-attack or other information or security breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential, proprietary, personal, and other information, intellectual property, funds, and/or those of our customers or clients; or damage to our, our customers’, our clients’, and/or third parties’ systems or infrastructure. The occurrence of any of these events could result in a violation of applicable data privacy laws and regulations and other laws and regulations, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our cybersecurity measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity, and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a major cyber-attack or other information or security breach. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage to any future claim.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. The loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer, and the value of our stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel could have an adverse effect on our business, financial condition, or operating results.

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

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends or repay debt. Assumptions affecting our goodwill impairment evaluation include earnings projections, the discount rates used in the income approach to measure fair value, and observed peer multiples used in estimating the fair value under the market approach. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2024, the book value of our goodwill was $14.4 million, all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce the Company’s earnings, as well.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We rely extensively on various information systems and other electronic resources to operate our business
. In addition, nearly all our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking, and accounting systems, use their own information systems and electronic resources. Any of these systems can be compromised, including through the employees, customers, and other individuals who are authorized to use them, and bad actors who use a sophisticated and constantly evolving set of software, tools, and strategies to do so. Moreover, the nature of our business as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. For additional information see “Item 1A. Risk Factors—Operational Risks.”
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
This information security program is a key part of our overall risk management system, which is administered by our Information Security
Officer
. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of our bu sine
sses and geographic locations.
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
Our management team is
responsible
for the

day-to-day

management of risks we face, including our CIO. Our CIO has been in the role since May 2021, and has 30 years of experience in technology risk management and cybersecurity, primarily within the financial services sector.
In additi
on
, our board of directors is responsible for the oversight of risk management. In that role, our board of directors, with support from our cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our board of directors receives quarterly reports from our management team regarding cybersecurity risks, and our efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.

Item 2. Properties

We conduct our operations from our headquarters and branch located at 183 Bayard Lane, Princeton, New Jersey, an operations center at 403 Wall Street, Princeton, New Jersey, and from 34 other branch locations in New Jersey, Pennsylvania and New York. The following table sets forth certain information regarding the Bank’s properties as of December 31, 2024:

Location	Leased or Owned	Date of Lease Expiration[1]
Corporate Headquarters and Branch 183 Bayard Lane Princeton, NJ	Leased	October 31, 2028

Operations Center 403 Wall Street Princeton, NJ	Leased	February 28, 2026

Hamilton Branch 339 Route 33 Hamilton, NJ	Leased	October 30, 2025

Pennington Branch 2 Route 31 Pennington, NJ	Leased	April 30, 2027

Montgomery Branch 1185 Route 206 North Princeton, NJ	Leased	April 30, 2025

Monroe Branch 1 Rossmoor Drive Monroe Township, NJ	Leased	July 31, 2030

Lambertville Branch 10-12 Bridge Street Lambertville, NJ	Owned	N/A

Lawrenceville Branch 2999 Princeton Pike Lawrenceville, NJ	Leased	October 30, 2025

Nassau Street Branch 194 Nassau Street Princeton, NJ	Leased	November 30, 2026

New Brunswick Branch 1 Spring Street, Suite 102 New Brunswick, NJ	Leased	March 31, 2027

Cream Ridge Branch 403 Rt 539 Cream Ridge, NJ	Leased	November 30, 2028

Chesterfield Branch 305 Bordentown-Chesterfield Road Chesterfield, NJ	Owned	N/A

Bordentown Branch 335 Farnsworth Avenue Bordentown, NJ	Owned	N/A

Browns Mills Branch 101 Pemberton Browns Mills Road Browns Mills, NJ	Owned	N/A

Deptford Branch 1893 Hurffville Road Deptford, NJ	Owned	N/A

Sicklerville Branch 483 Cross Key Road Sicklerville, NJ	Leased	January 31, 2026

Princeton Junction Branch 11 Cranbury Road Princeton Junction, NJ	Leased	October 10, 2029

Quakerbridge Branch 3745 Quakerbridge Road Hamilton, NJ	Leased	March 14, 2026

Lakewood Branch 12 American Avenue, 7B Lakewood, NJ	Leased	August 20, 2025

Piscataway Branch 1642 Stelton Road, Suite 410 Piscataway, NJ	Leased	August 14, 2026

North Wales Branch 1222 Welsh Road North Wales, PA	Leased	September 30, 2026

Cheltenham Branch 470 West Cheltenham Avenue Philadelphia, PA	Leased	January 26, 2026

Chinatown Branch 921 Arch Street Philadelphia, PA	Leased	September 30, 2027

Chestnut Street Branch 1839 Chestnut Street Philadelphia, PA	Leased	February 28, 2027

Kingston Branch 4442 Route 27 Kingston, NJ	Leased	March 1, 2028

Fort Lee Branch 2337 Lemoine Ave Fort Lee, NJ	Leased	November 30, 2027

Palisades Park Branch 449 Broad Ave Palisades Park, NJ	Leased	December 31, 2025

Flushing Branch 15404 Northern Blvd Flushing, NY	Leased	January 31, 2029

Jericho Branch 350 N Broadway #352 Jericho, NY	Leased	November 30, 2028

Elkins Park Branch 7301 Old York Rd Elkins Park, PA	Leased	May 31, 2041

Cherry Hill Branch 1405 Route 70 East Cherry Hill, NJ 08034	Owned	N/A

Medford Branch 170 Himmelein Rd. Medford, NJ 08055	Leased	October 31, 2026

Moorestown Branch 253 West Main Street Moorestown, NJ 08057	Owned	N/A

Burlington Branch 353 High Street Burlington City, NJ 08016	Leased	February 28, 2026

Voorhees Branch 133 Route 73 Voorhees, NJ 08043	Owned	N/A

Woodbury Branch 1201 North Broad Street Woodbury, NJ 08096	Leased	April 1, 2032

[1]	The expiration date is based on the next upcoming maturity date and does not take into consideration any renewal/extensions dates.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the “NASDAQ Global Select Market” under the ticker symbol “BPRN.” As of March 7, 2025, there were approximately 1,268 holders of our common stock.

Recent Sales of Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its common stock during the three-month period ended December 31, 2024.

Dividends

The Company declared and paid cash dividends of $0.30 per share in each quarter for the year ended December 31, 2024. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

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

Performance Graph

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Company, NASDAQ Composite Index, SNL Mid-Atlantic Bank Index, and Peer Group made up of banks and thrifts with total assets between $1.00 billion and $3.00 billion for the periods indicated. The graph below represents $100 invested in our Bank’s common stock at its closing price on December 31, 2019.

Princeton Bancorp, Inc.

Total Return Performance
Princeton Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Peer Group
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Princeton Bancorp, Inc.	100.00	75.69	96.99	108.41	127.63	126.92
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	90.39	114.16	96.42	116.90	162.46
Peer Group	100.00	86.22	111.22	108.54	105.35	121.91

Peer group includes Banks and Thrifts with total assets between $1B – $3B

Source: S&P Global Market Intelligence

© 2025

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2024. See Note 16 “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the material features of each plan.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under compensation plans
Equity Compensation Plans approved by security holders	281,809	$19.86	215,025
Equity Compensation Plans not approved by security holders	—	—	—

Total	281,809	$19.86	215,025

Item 6.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

•	Overview and Strategy

•	Comparison of Financial Condition at December 31, 2024 and December 31, 2023

•	Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

•	Rate/Volume Analysis

•	Liquidity, Commitments and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Exposure to Changes in Interest Rates

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Standards

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

General.

Total assets were $2.34 billion at December 31, 2024, an increase of $423.7 million, or 22.11% when compared to $1.92 billion at the end of 2023. The primary reasons for the increase in total assets were the acquisition of CFC on August 23, 2024, which had approximately $303.5 million in assets at closing, and increases from existing core operations.

Cash and cash equivalents

Cash and cash equivalents decreased $33.2 million, or 22.06%, to $117.3 million at December 31, 2024 compared to December 31, 2023.

Investment securities

Total available-for-sale investment securities increased million $155.8, or 170.57%, to $247.2 million at December 31, 2024 compared to December 31, 2023. This increase was related to the purchase of mortgage-backed securities of U.S. government sponsored enterprises, and U.S government agency securities, along with $14.0 million in securities acquired in the CFC acquisition during the year ended December 31, 2024.

Loans

Loans, net of deferred loan fees and costs, increased $270.5 million, or 17.47%, to $1.82 billion at December 31, 2024 compared to December 31, 2023. The primary reasons for the increase in net loans were the $255.5 million in loans acquired from CFC and a $15.0 million increase from existing operations. The increase in the Company’s net loans consisted of increases of $242.2 million in commercial real estate loans, $41.9 million in commercial and industrial loans, $30.0 million in residential mortgages, and $10.1 in home equity and consumer loans, all partially offset by a decrease of $53.0 million in construction loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.39 billion or 76.1% of total loans of $1.82 billion at December 31, 2024. There were 774 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. LTV estimates are less than 70% for $1.27 billion or 92.1% of the CRE portfolio and less than 80% for $1.37 billion or 99.3% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	December 31, 2024			December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Multi Family	533,287	38.6%	53.6%	403,779	35.3%	55.7%
Owner Occupied	407,798	29.4%	36.3%	347,734	30.4%	33.0%
Land	25,241	1.8%	73.9%	30,280	2.6%	79.6%
Non Owner Occupied
Office Building	104,388	7.5%	43.5%	91,968	8.0%	42.9%
Retail	100,771	7.3%	42.5%	67,862	5.9%	40.7%
Industrial/Warehousing	73,417	5.3%	44.9%	69,917	6.1%	46.0%
Mixed Use	48,076	3.5%	43.7%	48,684	4.3%	42.9%
Restaurants	22,650	1.6%	39.3%	15,361	1.3%	33.3%
Healthcare	10,268	0.7%	53.3%	11,448	1.0%	48.7%
Other	59,189	4.3%	45.6%	55,830	4.9%	38.7%

Total non owner occupied	418,759	30.2%		361,070	31.6%

Total Commercial Real Estate	1,385,085	100.0%		1,142,863	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	December 31, 2024		December 31, 2023
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	639,994	46.1%	533,991	46.7%
New Jersey	540,896	39.1%	408,368	35.7%
Pennsylvania	184,084	13.3%	172,848	15.1%
Other	20,111	1.5%	27,657	2.5%

	1,385,085	100.00%	1,142,864	100.00%

At December 31, 2024, non-performing assets totaled $27.1 million, an increase of $20.4 million when compared to the amount at December 31, 2023. The increase was due to the delinquency of two commercial real estate loans totaling $25.4 million with collateral supporting each loan. The Company is a participant in these loans and is currently evaluating its options with the lead bank, including but not limited to placing the loans on the market for sale.

Deposits

Total deposits on December 31, 2024, increased $396.9 million, or 24.26%, when compared to December 31, 2023. The primary reasons for the increase in total deposits were the $282.8 million in deposits acquired from CFC and an increase of $114.1 million from existing branch operations. The increase in the Company’s deposits consisted of increases in money market deposits of $136.5 million, certificates of deposit of $131.6 million, interest-bearing demand deposits of $52.6 million, non-interest-bearing deposits of $51.7 million, and savings deposits of $24.4 million.

Borrowings

The Company had no outstanding borrowings at December 31, 2024 or December 31, 2023.

Stockholders’ equity

Total stockholders’ equity at December 31, 2024, increased $21.8 million or 9.09% when compared to December 31, 2023. The increase was primarily due to the $21.6 million increase in paid-in capital which is primarily associated with the issuance of $20.0 million of common stock related to the acquisition of CFC, and an increase in retained earnings of $2.5 million, which consisted of $10.2 million in net income partially offset by $7.7 million of cash dividends recorded during the period, which increase was partially offset by an increase in accumulated other comprehensive loss of $1.4 million. The ratio of equity to total assets at December 31, 2024 and at December 31, 2023 was 11.2% and 12.5%, respectively. The current period ratio decrease was primarily due to the CFC acquisition.

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

Comparison of Operating Results for the Years Ended December 31, 2024, and 2023

General.

For the year ended December 31, 2024, the Company recorded net income of $10.2 million, or $1.55 per diluted common share, compared to $25.8 million, or $4.03 per diluted common share, for the same period in 2023. This year-to-date decrease was primarily the result of a $9.7 bargain purchase gain which included a tax benefit of $2.0 million in 2023 from the Company’s acquisition of Noah Bank in May of 2023, and the purchase accounting adjustments recorded in 2024 related to the CFC acquisition, which included an increase of $1.5 million in the provision for credit losses when comparing both periods.

Net interest income.

Net interest income for the twelve-month period ended December 31, 2024, was $66.5 million, an increase of $1.5 million, or 2.3%, from 2023. The increase from the previous year was the result of an increase in interest income of $24.8 million, or 25.2%, partially offset by an increase in interest expense of $23.3 million, or 70.1%.

Total interest and dividend income.

Total interest and dividend income increased $24.8 million, or 25.2%, to $122.9 million for the year ended December 31, 2024, compared to $98.2 million for the prior year. The improvement in interest income resulted from an increase in the yield on earning assets of 31 basis points to 6.25% and an increase in average interest-earning assets of $315.2 million for the twelve-month period ended December 31, 2024.

Interest income and fees on loans increased $19.3 million, or 21.6%, to $108.6 million for the year ended December 31, 2024, compared to $89.3 million for the prior year. The increase was attributable to both a $213.5 million increase in the average balance and a 37 basis point increase in the year-over-year average yield on loans to 6.53%, due to rising interest rates over the period.

Interest income on securities increased approximately $3.6 million, or 144.43%, for the year ended December 31, 2024, compared to the prior year. The increase was attributable to both a $65.6 million increase in the average balance and a 110 basis point increase in the year-over-year average yield on investments to 4.06%

Other interest and dividends increased $1.9 million, or 29.1%, to $8.3 million for the year ended December 31, 2024, compared to $6.4 million for the prior year due to an increase of $26.9 million in the average balances of federal funds sold, partially offset by an 8 basis point decrease in the yield on fed funds sold.

Interest expense.

Total interest expense increased $23.3 million, or 70.1%, for the year ended December 31, 2024 compared to the prior year. This increase was the result of a 99 basis point increase in the cost of interest-bearing deposits and an increase of $302.7 million in average interest-bearing deposits.

Interest expense on borrowings was not significant for either period presented.

Provision for credit losses.

The provision for credit losses for the twelve months ended December 31, 2024, was $5.1 million compared with a provision of $3.1 million for the 2023 period. The $5.1 million provision for 2024 consists of a $5.5 million provision associated with the company’s loan portfolio, offset by a credit to the provision of $360 thousand associated with unfunded commitments. The provision for credit losses on loans includes $3.2 million related to non-purchased-credit-deteriorated loans acquired in the CFC acquisition. See the section above titled “Analysis of Allowance for Credit Losses” for a discussion of our allowance for credit losses methodology, including additional information regarding the determination of the provision for credit losses.

Non-interest income.

Total non-interest income for the year ended December 31, 2024, decreased $9.0 million, or by 52.4%, primarily due to the $9.7 million bargain purchase gain from the Noah Bank acquisition recorded in 2023, partially offset by a 2024 increase in other non-interest income of $646 thousand and an increase in income from bank owned life insurance of $380 thousand over the same period in 2023.

Non-interest expense.

For the year ended December 31, 2024, non-interest expense was $56.8 million, compared to $48.7 million for 2023. The increase of $8.0 million was primarily attributed to increases in salaries and employee benefits of $2.7 million, occupancy and equipment of $1.2 million, professional fees of $515 thousand, data processing and communications of $352 thousand, federal deposit insurance of $254 thousand and merger-related expenses of $2.2 million during 2024 over the same period in 2023. The CFC acquisition caused a significant portion of such increases.

Income tax expense.

For the year ended December 31, 2024, income tax expense was $2.6 million resulting in an effective tax rate of 20.1% compared to income tax expense of $4.6 million and an effective tax rate of 15.1% for the year ended December 31, 2023. This decrease was due to the income taxes on the $9.7 million bargain purchase gain from the Noah Bank acquisition, recorded in the year ended December 31, 2023, and an increase in 2024 merger related expenses of $2.2 million when comparing the years ended December 31, 2024 and 2023.

Average Balance Sheets. The following table sets forth average balance sheets, yields and costs, and certain other information for the years indicated. The average yields and costs of funds shown are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented. Net loan fees of $4.1 million and $2.8 million were recorded for the twelve months ended December 31, 2024 and 2023, respectively. Nonaccrual loans are included in the average balance of loans receivable, net for all periods presented. No tax-equivalent adjustments have been made as they were deemed insignificant.

	Twelve Months Ended December 31,
	2024			2023			Change 2024 vs 2023
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,663,013	$108,586	6.53%	$1,449,504	$89,278	6.16%	$213,509	0.37%
Securities
Taxable available-for-sale	109,145	4,928	4.51%	43,476	1,339	3.08%	65,669	1.43%
Tax exempt available-for-sale	40,239	1,142	2.84%	40,264	1,138	2.83%	(25)	0.01%
Held-to-maturity	169	9	5.27%	197	10	5.28%	(28)	-0.01%
Federal funds sold	136,281	7,188	5.27%	109,441	5,858	5.35%	26,840	-0.08%
Other interest earning-assets	19,337	1,093	5.65%	10,064	557	5.53%	9,273	0.12%

Total interest-earning assets	1,968,184	$122,946	6.25%	1,652,946	$98,180	5.94%	315,239	0.31%

Other non-earnings assets	151,600			122,321			29,369

Total assets	$2,119,784			$1,775,267			$344,608

Interest-bearing liabilities
Demand	$258,462	$4,941	1.91%	$250,312	$3,654	1.46%	$8,150	0.45%
Savings	157,538	3,974	2.52%	159,175	2,742	1.72%	(1,637)	0.80%
Money markets	421,934	15,971	3.79%	311,478	9,565	3.07%	110,456	0.72%
Certificates of deposit	724,060	31,528	4.35%	538,343	17,085	3.17%	185,717	1.18%

Total deposit	1,561,994	56,414	3.61%	1,259,308	33,046	2.62%	302,686	0.99%
Borrowings	—	—	0.00%	2,343	118	5.01%	(2,343)	-5.01%

Total interest-bearing liabilities	1,561,994	$56,414	3.61%	1,261,651	$33,164	2.63%	300,343	0.98%

Non-interest-bearing deposits	264,418			248,233			16,185
Other liabilities	43,955			36,856			7,099

Total liabilities	1,870,367			1,546,740			323,627
Stockholders’ equity	249,417			228,527			20,890

Total liabilities and stockholder’s equity	$2,119,784			$1,775,267			$344,517

Net interest-earnings assets	$406,189			$391,295			$14,894
Net interest income; interest rate spread			2.64%			3.31%		-0.67%

Net interest margin		$66,532	3.38%		$65,016	3.93%	$1,516	-0.55%

Rate/Volume Analysis

The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Twelve Months Ended December 31, 2024 vs . 2023 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$5,588	$13,720	$19,308
Securities available-for-sale			—
Taxable	842	2,747	3,589
Tax-exempt	6	(2)	4
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	(82)	1,412	1,330
Other interest and dividend income	12	524	536

Total interest and dividend income	$6,366	$18,400	$24,766

Interest expense:
Demand	$1,164	$123	$1,287
Savings	1,260	(28)	1,232
Money market	2,540	3,866	6,406
Certificates of deposit	7,509	6,934	14,443
Borrowings	(78)	(40)	(118)

Total interest expense	$12,395	$10,855	$23,250

Change in net interest income	$(6,029)	$7,545	$1,516

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

While deposits are our primary source of funds, when needed we are also able to generate cash through borrowings from the FHLB-NY. At December 31, 2024, we had remaining available capacity with FHLB-NY, subject to certain collateral restrictions, of $554.8 million.

Additionally, we are a shareholder of Atlantic Community Bancshares, Inc., and as such, as of December 31, 2024, we had available capacity with its subsidiary, Atlantic Community Bankers Bank of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days.

Contractual Obligations. We have non-cancelable operating leases for branch offices and our operations center. The following table is a schedule of future payments under operating leases with initial terms longer than 12 months at December 31, 2024:

Amount
Years Ended December 31	(in thousands)
2025	$3,722
2026	3,498
2027	3,208
2028	3,093
2029	2,467
Thereafter	14,541

Total	$30,529

The following table summarizes our contractual cash obligations relating to certificates of deposits:

Amount
Years Ended December 31	(in thousands)
2025	$727,528
2026	33,942
2027	4,581
2028	1,112
2029 and thereafter	2,508

Total	$769,671

Capital Resources. Consistent with our goals to operate as a sound and profitable financial institution, we actively seek to maintain our status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2024, we met the capital requirements to be considered “well capitalized.” See Note 17 – “Regulatory Matters” in the Notes to Consolidated Financial Statements included within this Form 10-K for more information regarding our capital resources.

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

We had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31:

	2024	2023
	(In thousands)
Performance and standby letters of credit	$700	$1,010
Undisbursed construction loans-in-process	62,007	89,258
Commitments to fund loans	51,075	38,863
Unfunded commitments under lines of credit	19,659	4,697

Total	$133,441	$133,828

For additional information regarding our outstanding lending commitments at December 31, 2024, see Note 9 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2024, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2024, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$15,364	$36,842	$59,335	$35,919	$113,336	$(13,464)	$247,332
Loans receivable	443,443	219,100	541,988	502,376	103,380	(15,069)	1,795,218
Other interest-earnings assets (2)	102,508	—	—	—	—	—	102,508

Total interest-earning assets	$561,315	$255,942	$601,323	$538,295	$216,716	$(28,533)	$2,145,058

Interest-bearing liabilities:
Checking and savings accounts	$471,439		$—	$—	$—	$—	$471,439
Money market accounts	490,543	—	—	—	—	—	490,543
Certificate accounts	145,858	582,477	38,162	3,174	—	—	769,671
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$1,107,840	$582,477	$38,162	$3,174	$—	$—	$1,731,653

Interest-earning assets less interest-bearing liabilities	$(546,525)	$(326,535)	$563,161	$535,121	$216,716	$(28,533)	$413,405

Cumulative interest-rate sensitivity gap (3)	$(546,525)	$(873,060)	$(309,899)	$225,222	$441,938

Cumulative interest-rate gap as a percentage of total assets at December 31, 2024	-23.35%	-37.31%	-13.24%	9.62%	18.88%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2024	50.67%	48.35%	82.07%	113.01%	125.52%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2024 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
		(Dollars in thousands)
300	$307,333	$(37,478)	-10.87%	14.05%	(0.81)
200	$322,552	$(22,259)	-6.46%	14.46%	(0.40)
100	$334,236	$(10,575)	-3.07%	14.69%	(0.17)
Static	$344,811	$—		14.86%
(100)	$357,192	$12,381	3.59%	15.12%	0.26
(200)	$361,831	$17,020	4.94%	15.11%	0.25
(300)	$352,480	$7,669	2.22%	14.55%	(0.31)

[1]	Economic Value of Equity (EVE) divided by Economic Value of Assets (EVA)

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the extent of the adverse impact of any current or future pandemics or other natural disasters on our customers, prospects and business, including related supply chain shortage of goods; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; acquisitions and difficulties and delays in integrating the businesses of the acquired company, including CFC, and the Company fully realizing cost savings and other benefits of such acquisitions; changes in consumer spending and saving habits; those risks described in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report; and the success of the Company at managing the risks involved in the foregoing.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Princeton Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Princeton Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis
Critical Audit Matter Description
As described in Notes 1 and 5 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $23.7 million as of December 31, 2024, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding provision for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.
The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of historical loss data, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. Management incorporates the use of third-party software to arrive at an expected life-of-loan
loss amount based on discounted cash flow estimate at the loan level. The amount and timing of cash flows is determined using assumptions for probability of default and loss given default (PD/LGD); expected term; and forecasted economic factors. The results of these calculations are then qualitatively adjusted by management based on pool-specific attributes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.
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
As described in Note 2 to the financial statements, on August 23, 2024, the Company completed its acquisition of Cornerstone Financial Corporation, the holding company for Cornerstone Bank, for total consideration of $20.0 million. The fair value of total assets acquired as a result of the merger totaled $303.5 million, with net loans totaling $255.5 million. Acquired loans were initially recorded at their acquisition-date fair value with the assistance of a management-engaged specialist. Fair values were based on a discounted cash flow methodology that involved assumptions and judgments regarding credit risk, market interest rates, collateral values, discount rates, prepayments assumptions and other market factors. In addition, a provision for credit loss of $3.2 million was recorded in the current period for acquired loans pursuant to applicable accounting guidance. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology and significant assumptions.
How the Critical Audit Matter Was Addressed in the Audit
To test management’s estimate of the fair value of the acquired loan portfolio, we performed audit procedures that included, among others, assessing the competence and objectivity of the management-engaged valuation specialist, testing the completeness and accuracy of the loan data, assessing the reasonableness of the valuation methodology, and testing the significant assumptions and the underlying data used by the Company in its market interest rate and credit analysis. We compared the significant assumptions used by management to current industry data and supporting credit documentation.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 14, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Princeton Bancorp, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Princeton Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the COSO in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 14, 2025 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 14, 2025

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$16,915	$17,156
Interest-earning bank balances	16,729	17,376
Federal funds sold	83,704	116,025

Total cash and cash equivalents	117,348	150,557

Securities available-for-sale, at fair value	247,171	91,352
Securities held-to-maturity (fair value $162 and $192, at December 31, 2024 and December 31, 2023, respectively)	161	193

Loans receivable, net of deferred fees and costs	1,818,875	1,548,335
Less: allowance for credit losses	(23,657)	(18,492)

Loan receivable, net	1,795,218	1,529,843

Bank-owned life insurance	72,111	58,860
Premises and equipment, net	17,804	14,453
Accrued interest receivable	7,975	6,089
Restricted investment in bank stock	2,075	1,410
Deferred taxes, net	20,276	11,512
Goodwill	14,381	8,853
Core deposit intangible	3,632	1,422
Other real estate owned	295	—
Operating lease right-of-use asset	21,903	23,398
Other assets	19,883	18,555

TOTAL ASSETS	$2,340,233	$1,916,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$300,972	$249,282
Interest-bearing	1,731,653	1,386,459

Total deposits	2,032,625	1,635,741

Accrued interest payable	15,401	9,162
Operating lease liability	22,941	24,280
Other liabilities	7,226	7,103

TOTAL LIABILITIES	2,078,193	1,676,286

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at December 31, 2024 and none authorized at December 31, 2023	—	—
Common stock, no par value; 15,000,000 shares authorized, 6,910,693 shares issued and 6,883,193 outstanding at December 31, 2024; 6,299,331 shares issued and outstanding at December 31, 2023	—	—
Paid-in capital	119,908	98,291
Treasury stock, at cost of 27,500 shares at December 31, 2024	(842)	—
Retained earnings	151,915	149,414
Accumulated other comprehensive loss	(8,941)	(7,494)

TOTAL STOCKHOLDERS’ EQUITY	262,040	240,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,340,233	$1,916,497

See notes to consolidated financial statements.

6
5

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$108,586	$89,278
Securities available-for-sale:
Taxable	4,928	1,339
Tax-exempt	1,142	1,138
Securities held-to-maturity	9	10
Other interest and dividend income	8,281	6,415

TOTAL INTEREST AND DIVIDEND INCOME	122,946	98,180

INTEREST EXPENSE
Deposits	56,414	33,046
Borrowings	—	118

TOTAL INTEREST EXPENSE	56,414	33,164

NET INTEREST INCOME	66,532	65,016
Provision for credit losses	5,109	3,108

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	61,423	61,908

NON-INTEREST INCOME
(Loss) gain on call/sale of securities available-for-sale	(7)	39
Income from bank-owned life insurance	1,673	1,293
Fees and service charges	1,945	1,853
Loan fees, including prepayment penalties	3,082	3,221
Gain on bargain purchase	—	9,696
Gain on sale of other real estate owned	—	203
Other	1,462	816

TOTAL NON-INTEREST INCOME	8,155	17,121

NON-INTEREST EXPENSE
Salaries and employee benefits	26,037	23,386
Occupancy and equipment	8,207	7,037
Professional fees	2,575	2,060
Data processing and communications	5,378	5,026
Federal deposit insurance	1,145	891
Advertising and promotion	630	504
Office expense	621	508
Other real estate expenses	14	1
Core deposit intangible	602	502
Acquisition-related expenses	7,803	5,635
Other	3,750	3,144

TOTAL NON-INTEREST EXPENSE	56,762	48,694

INCOME BEFORE INCOME TAX EXPENSE	12,816	30,335
INCOME TAX EXPENSE	2,574	4,570

NET INCOME	$10,242	$25,765

Earnings per common share-basic	$1.57	$4.10
Earnings per common share-diluted	$1.55	$4.03
See notes to consolidated financial statements.

6
6

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2024	2023
NET INCOME	$10,242	$25,765
Other comprehensive income (loss)
Unrealized losses arising during period on securities available-for-sale	(2,511)	1,651
Reclassification adjustment for losses (gains) realized in income 1	7	(39)

Net unrealized (loss) income	(2,504)	1,612
Tax effect	1,057	(833)

Total other comprehensive (loss) income	(1,447)	779

COMPREHENSIVE INCOME	$8,795	$26,544

1
Amounts are included in (loss) gain on call/sale of securities available-for-sale
on the Consolidated Statements of Income as a separate element within total non-interest
income. An income tax benefit of approximately $2,000 was realized for the year ended December 31, 2024, and an income tax expense of approximately $13,000 was realized for the year ended December 31, 2023.

See notes to consolidated financial statements.

6
7

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

Years Ended December 31, 2024 and 2023	Common stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2023	$34,547	$81,291	$(19,452)	$131,488	$(8,273)	$219,601
Net income	—	—	—	25,765	—	25,765
Other comprehensive loss	—	—	—	—	779	779
Change in accounting principle	—	—	—	(284)	—	(284)
Formation of Princeton Bancorp, Inc.	(34,547)	15,095	19,452	—	—	—
Stock options exercised (50,900 shares)	—	989	—	—	—	989
Dividends declared $1.20 per share	—	—	—	(7,446)	—	(7,446)
Dividend reinvestment plan (3,933 shares)	—	109	—	(109)	—	—
Stock-based compensation expense	—	807	—	—	—	807

Balance, December 31, 2023	$—	$98,291	$—	$149,414	$(7,494)	$240,211

Balance, January 1, 2024	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	10,242	—	10,242
Other comprehensive income	—	—	—	—	(1,447)	(1,447)
Treasury stock repurchases (27,500 shares)	—	—	(842)		—	(842)
Stock options exercised (51,800 shares)	—	685	—	—	—	685
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $1.20 per share	—	—	—	(7,607)	—	(7,607)
Dividend reinvestment plan (4,016 shares)	—	134	—	(134)	—	—
Stock-based compensation expense	—	1,014	—	—	—	1,014
Acquisition of Cornerstone Financial Corporation (525,946 shares, $38.09 per share)	—	20,033	—	—	—	20,033

Balance, December 31, 2024	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040

See notes to consolidated financial statements.

6
8

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,242	$25,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,109	3,108
Depreciation and amortization	1,681	1,476
Stock-based compensation expense	1,013	807
Amortization of premiums and accretion of discounts on securities, net	303	26
Accretion of net deferred loan fees and costs	(4,146)	(2,814)
Loss (gain) on call/sale of securities available-for-sale	7	(39)
Increase in cash surrender value of bank-owned life insurance	(1,673)	(1,293)
Deferred income tax	(807)	200
Amortization of core deposit intangible	602	502
Bargain purchase gain	—	(9,696)
Write down on other real estate owned	—	(203)
Decrease in accrued interest receivable and other assets	3,936	1,817
Increase (decrease) in accrued interest payable and other liabilities	(1,537)	3,456

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,730	23,112

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(179,488)	(8,439)
Maturities, calls and principal repayments of securities available-for-sale	34,827	6,505
Maturities, calls and principal repayments of securities held-to-maturity	32	8
Net (increase) decrease in loans	(10,898)	10,738
Cash paid for acquisition	—	(25,414)
Cash received from acquisition	7,866	23,181
Purchases of premises and equipment	(1,525)	(1,712)
Purchases of bank-owned life insurance	(2,873)	(4,950)
Purchases of equity method investments	(1,675)	(6,245)
Redemption (purchases) of restricted bank stock	(319)	332
Proceeds from other real estate owned	—	236

NET CASH (USED IN) INVESTMENT ACTIVITIES	(154,053)	(5,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	114,127	96,311
Proceeds from overnight borrowings	—	(10,000)
Cash dividends	(7,607)	(7,446)
Share redemption for tax withholding on restricted stock vesting	(249)	—
Purchase of treasury stock	(842)	—
Proceeds from exercise of stock options	685	989

NET CASH PROVIDED BY FINANCING ACTIVITIES	106,114	79,854

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,209)	97,206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,557	53,351

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,348	$150,557

See notes to consolidated financial statements.

6
9

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023
SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$50,175	$25,029
Income taxes paid	$1,820	$5,883
Net assets acquired from Cornerstone Bank 1	$303,476	$—
Net liabilities assumed from Cornerstone Bank 1	$288,971	$—
Property transferred to other real estate owned	$295	$—
Net assets acquired from Noah Bank 1	$—	$239,451
Net liabilities assumed from Noah Bank 1	$—	$204,341

1	For details of assets acquired and liabilities assumed—See Note 2.
See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies
Organization and Nature of Operations
The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the FDIC. The area served by the Bank, through its 33 branches, is generally an area within an approximate
50-mile
radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of New York.
The Bank offers traditional retail banking services,
one-to-four-family
residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.
On January 10, 2023, Princeton Bancorp, Inc. (the “Company”), a Pennsylvania corporation formed by the Bank, acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of December 31, 2024, the Company had 249 total employees and 247 full-time equivalent employees.
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

7
1

Note 1 – Summary of Significant Accounting Policies (Continued)

Management believes that the allowance for credit losses is adequate as of December 31, 2024 and 2023. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area or other factors.
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
Transfers of financial assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The outstanding balance of loan participations sold was $107.0 million and $116.2 million as of December 31, 2024 and 2023, respectively.
Mortgage Servicing Rights
The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. The servicing rights subsequently are carried at fair value. The fair value of servicing rights is determined based on the present value of expected future cash flows, which are derived from the servicing fees, expected prepayment speeds, ancillary income, and the expected costs to service the loans. Changes in the fair value of MSRs are recognized in earnings in the period in which they occur, reflecting the market conditions and the performance of the underlying loans.
Cash and due from banks
Cash and due from banks include cash on hand, on deposit at other financial institutions and the Federal Reserve Bank of Philadelphia.

7
2

Note 1 – Summary of Significant Accounting Policies (Continued)

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
These assets are carried at their estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses are excluded from earnings and are reported net of tax in accumulated other comprehensive income (loss) on the consolidated statements of financial condition until realized, except as discussed below.
Premiums are amortized using the interest method to the earliest call date and discounts are accreted using the interest method over the estimated remaining term of the underlying security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The Company measures expected credit losses on
available-for-sale
securities based on the potential to incur credit impairment. For available-for-sale
securities which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell before recovery of the Company’s amortized cost, the Company evaluates criteria to determine any expected loss. The Company’s available-for-sale
securities consist of government-sponsored and U.S. government guaranteed securities and obligations of state and political subdivisions. In assessing the Company’s investments in government-sponsored and U.S. government securities the contractual cash flows are guaranteed by the government to ensure that the securities will not be settled at a price less than the par value of the investment. Obligations of state and political subdivisions which are guaranteed by the municipality with an investment grade rating or purchase credit support from a highly rated insurance carrier. The Company does have the ability to hold available-for-sale
securities until the contractual maturity date.
Loans Receivable
Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances, adjusted by unamortized premiums and unearned discounts, deferred fees and costs associated with origination and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield on the related loans. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the level-yield method.
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

7
3

Note 1 – Summary of Significant Accounting Policies (Continued)

current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all segments of loans receivable is determined on contractual
due dates for loan payments.
Allowance for credit losses - loans
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized costs and off-balance
sheet
credit exposures. Results for reporting periods beginning January 1, 2023 are presented under ASC 326.
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
Construction
- Loans in this segment include primarily construction of condominium projects or single-family homes and subdivisions. Exposure to loans in this segment can come from construction delays, slow unit sales and insufficient interest reserves. The Company often requires personal and corporate guarantees as additional security on the loan. Management relies on progress reports and third-party experts prior to the release of additional funds.
Commercial and industrial loans
- Loans in this segment are primarily for commercial business assets and/or purposes, which usually carry a personal guarantee from the business owners. Repayment is expected from the cash flow of the business. A weakened economy, and resultant decrease in consumer spending, will have an effect on quality in this segment.
Residential real estate loans
- This portfolio segment consists of first lien mortgages secured by one-to-four
family residential properties. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.
Consumer/HELOC loans
- Loans in this segment are substantially all secured and repayment is dependent on the credit quality of the individual borrower and includes junior-lien mortgages.
There were no significant changes to the Company’s ACL methodology for the year ended December 31, 2024.

7
4

Note 1 – Summary of Significant Accounting Policies (Continued)

Credits with Similar Risk Characteristics.
The Company is using DCF in estimating the component of the allowance for credit losses for loans that share similar risk characteristics (loan segments). The model calculates an expected loss percentage for each segment by considering the probability of default, using life-of-loan
analysis periods for the segment, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used calculate the allowance for credit losses for each segment adjusted for differences between the historical loss and severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: a) lending policy and procedures; b) economic conditions; c) volume of the loan portfolio; d) experience and depth of lending management; e) level of delinquencies; f) quality of our loan review system; g) the value of underlying collateral for collateralized loans and h) level of concentration of a particular segment.
Individually Evaluated Financial Assets.
For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value. We generally consider these to be nonperforming loans. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan, except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. In these cases, expected credit loss is measured as the difference between amortized cost basis and the loan and the fair value of the collateral less disposal costs, as applicable (such as sales costs, transfer taxes and unpaid real estate taxes).
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
Nonaccrual loans.
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

7
5

Note 1 – Summary of Significant Accounting Policies (Continued)

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
Business Combinations, Goodwill and Other Intangible Assets, Net
The Company accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of merger or acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Alternatively, a gain is recorded if the fair value of the net assets acquired exceeds the purchase price. The Company’s intangible asset was derived from core deposits acquired that have a definitive life and are amortized over the estimated life. Both goodwill and the core deposit intangible asset are reviewed for impairment annually or when events and circumstances indicate that an impairment may have occurred. Accounting Standards Codification (“ASC”) Topic
350-20
requires an at least annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit exceeds the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired The Company performed its annual review at May 31, 2024 and determined that it was more than 50% probable the fair value of the Reporting Unit exceeds the Carrying Value, therefore a quantitative test was not required as of May 31, 2024.
Employee Benefit Plans
The Company maintains a defined contribution Section 401(k) plan covering eligible employees. The Company may make discretionary matching contributions. The Company made matching contributions to employees of $270 thousand and $241 thousand, respectively, during the years ended December 31, 2024 and 2023.
The Company also maintains a defined benefit supplemental executive retirement plan for the benefit of the chief executive officer and chief operating officer.
Effective January 1, 2021 the Bank adopted an Employee Stock Ownership Plan (“ESOP”) enabling eligible employees to have a stock ownership interest in the Company. The Company intends to fund the plan on an annual basis. The ESOP is administered by a third-party trust. The Bank contributed $331 thousand to the ESOP for each of the years ended December 31, 2024 and 2023. The funding of the ESOP is at the discretion of the board of directors.

7
6

Note 1 – Summary of Significant Accounting Policies (Continued)

Premises and equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of the lease term or estimated useful lives of the related assets.
Restricted Investment in Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district FHLB according to a predetermined formula. Restricted stock in the amount of $1.9 million and $1.3 million is carried at cost at December 31, 2024 and 2023, respectively.
The Company also held $137 thousand of stock in Atlantic Community Bankers Bank (“ACBB”) at December 31, 2024 and 2023.
Management’s determination of whether these restricted investments are impaired is based on an assessment of the ultimate recoverability of their cost, rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the institution as compared to the capital stock amount for the institution and the length of time this situation has persisted, (2) commitments by the institution to make payments required by law or regulation and the level of such payments in relation to the operating performance of the institution and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the institution.
Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB restricted stock as of December 31, 2024 or 2023.
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
. This includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the years ended December 31, 2024 and 2023. The Company’s policy is to account for interest and penalties as a component of other non-interest
expense. The Company is subject to income taxes in the U. S. and various state and local jurisdictions. As of December 31, 2024, tax years after 2021 are subject to federal and state examination. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.
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
Deferred income tax expense or benefit is determined by recognizing deferred tax liabilities and assets, respectively, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets

7
7

Note 1 – Summary of Significant Accounting Policies (Continued)

and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed, and a valuation allowance provided for the full amount which is not more likely than not to be realized.
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
components as one lease component.

7
8

Note 1 – Summary of Significant Accounting Policies (Continued)

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
Segment Reporting
The Company adopted ASU
2023-07
“
Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures”
 on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280,
 Segment Reporting
, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar customer base utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).
The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU
No. 2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
. The amendments in the ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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

7
9

Note 2 – Business Combinations (Continued)

In accordance with the terms of the acquisition agreement, the Company issued its common stock at an exchange ratio of 0.24 shares of Company common stock per share of Cornerstone’s common stock outstanding on the closing date, based on the $38.09 closing price of the Company’s common stock on August 23, 2024.
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
The following table summarizes the purchase price calculation and goodwill resulting from acquisition:

Fair Value
(Dollars in thousands except per share data) Purchase Price Consideration in Cash for Cornerstone Financial Corporation’s Outstanding Shares
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

8
0

Note 2 – Business Combinations (Continued)

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
Loans: The Company recorded $255.5 million of acquired loans that were initially at their fair values as of the date of the acquisition. Fair values for loans were based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default (“PD”), loss given default (“LGD”), exposure of default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows. The Company determined that $16.7 million of the acquired loans were purchased credit deteriorated (“PCD”) of which $13.8 million were performing and $2.8 million were non-performing
at the time of the acquisition.
Allowance for credit losses: The acquisition resulted in the addition of $3.2 million in the allowance for credit losses on purchased non-credit
deteriorated loans and a gross up of $154 thousand identified for PCD loans.
Other assets: The Company acquired $8.7 million of bank owned life insurance, $7.4 million of deferred tax assets, $3.5 million of premises and equipment, $2.8 million in core deposit intangible, and $1.3 million of operating lease right-of-use
assets and recorded the assets at fair value.
Time deposits: Time deposits were valued at the account level based on their remaining maturity dates and comparing the contractual cost of the portfolio to similar instruments. The valuation adjustment of $252 thousand will be amortized to expense over a five-year period.
On May 19, 2023, the Company completed its acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock of Noah Bank and Noah Bank was merged with and into the Bank.
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

Note 2 – Business Combinations (Continued)

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

8
2

Note 2 – Business Combinations (Continued)

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
Note 3 – Earnings Per Share
The following schedule presents earnings per share data:

	Year ended December 31,
	2024	2023

Net income applicable to common stock	$10,242	$25,765

Weighted average number of common shares outstanding	6,530	6,281

Basic earnings per share	$1.57	$4.10

Net income applicable to common stock	$10,242	$25,765

Weighted average number of common shares outstanding	6,530	6,281
Dilutive effect on common shares outstanding	90	108

Weighted average number of diluted common shares outstanding	6,620	6,389

Diluted earnings per share	$1.55	$4.03

Options to purchase 249,656 shares of common stock at a weighted average exercise price of $23.76 were included in the computation of diluted earnings per share for the year ended December 31, 2024. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at December 31, 2024.
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

8
3

Note 4 – Investment Securities
The following tables summarize the amortized cost and estimated fair value of securities available-for-sale
at December 31, 2024 and December 31, 2023 with gross unrealized gains and losses therein:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale		(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$197,792	$422	$(7,669)	$190,545
U.S. government agency securities	11,260	17	(1,077)	10,200
Obligations of state and political subdivisions	43,895	1	(4,166)	39,730
Small business association (SBA) securities	1,856	5	(4)	1,857
U.S. treasury securities	4,855	1	(17)	4,839

Total	$259,658	$446	$(12,933)	$247,171

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale		(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$48,399	$219	$(5,984)	$42,634
U.S. government agency securities	6,260	—	(969)	5,291
Obligations of state and political subdivisions	44,059	12	(3,262)	40,809
Small business association (SBA) securities	2,617	2	(1)	2,618

Total	$101,335	$233	$(10,216)	$91,352

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale
as of December 31, 2024 and December 31, 2023 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$122,763	$(1,157)	$29,229	$(6,512)	$151,992	$(7,669)
U.S. government agency securities	129	—	5,183	(1,077)	5,312	(1,077)
Obligations of state and political subdivisions	3,664	(39)	34,320	(4,127)	37,984	(4,166)
Small business association (SBA) securities	447	(1)	449	(3)	897	(4)
U.S. Treasuries	2,846	(17)	—	—	2,846	(17)

Total	$129,849	$(1,214)	$69,182	$(11,719)	$199,031	$(12,933)

8
4

Note 4 – Investment Securities (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$2,858	$(14)	$31,398	$(5,970)	$34,256	$(5,984)
U.S. government agency securities	—	—	5,291	(969)	5,291	(969)
Obligations of state and political subdivisions	5,117	(102)	30,646	(3,160)	35,763	(3,262)
Small business association (SBA) securities	723	(1)	—	—	723	(1)

	$8,698	$(117)	$67,335	$(10,099)	$76,033	$(10,216)

Accrued interest receivable for investment securities was $1.3 million and $523 thousand at December 31, 2024 and 2023, respectively. Debt securities are placed on nonaccrual status and accrued interest is reversed at the time any principal or interest payments become 90 days delinquent. There were no past due securities at December 31, 2024 or 2023.
The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale.
The Company did not record an allowance for credit losses associated with its investment portfolio during 2024.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at December 31, 2024. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of December 31, 2024.
At December 31, 2024, the Company’s
available-for-sale
securities portfolio consisted of approximately 274 securities, of which 167 available-for-sale
securities were in an unrealized loss position for more than twelve months and 58 available-for-sale
securities were in a loss position for less than twelve months. The available-for-sale
securities in a loss position for more than twelve months consisted of 106 municipal securities aggregating $34.3 million with a loss of $4.1 million, 53 mortgage-backed securities-GSE
aggregating $29.2 million with a loss of $6.5 million, 4 agency securities aggregating $5.2 million with a loss of $1.1 million and 4 SBA securities aggregating $449 thousand with a loss of $2 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.
There are no securities pledged as of December 31, 2024, and December 31, 2023.

8
5

Note 4 – Investment Securities (Continued)

The amortized cost and estimated fair value of securities
available-for-sale
at December 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,401	$3,402
Due after one year through five years	10,360	10,174
Due after five years through ten years	39,591	36,059
Due after ten years	8,514	6,991
Mortgage-backed securities (GSEs)	197,792	190,545

	$259,658	$247,171

There were no sales of
available-for-sale
securities for the twelve months ended December 31, 2024. Proceeds from the calls and maturities of securities available-for-sale
amounted to $1.3 million for the twelve months ended December 31, 2024, which included a loss of $7 thousand There were no sales of available-for-sale
securities for the twelve months ended December 31, 2023. Proceeds from the calls and maturities of securities available-for-sale
amounted to $1.6 million for the twelve months ended December 31, 2023, which included approximately $39 thousand in gross realized gains.
There were no securities pledged as collateral for NJ Governmental Unit Deposit Protection Act (“GUDPA”) deposits at December 31, 2024 or 2023.
Note 5 – Loans Receivable
Loans receivable, net at December 31, 2024 and December 31, 2023 were comprised of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Commercial real estate	$1,385,085	$1,142,864
Commercial and industrial	92,857	50,961
Construction	257,169	310,187
Residential first-lien mortgage	68,030	38,040
Home equity/consumer	18,133	8,081

Total loans	1,821,274	1,550,133
Deferred fees and costs	(2,399)	(1,798)

Loans, net	$1,818,875	$1,548,335

Except as discussed in Note 2 regarding the Cornerstone Bank and Noah Bank acquisitions, the Company did not purchase any loans during the twelve months ended December 31, 2024 and 2023, respectively.

8
6

Note 5 – Loans Receivable (Continued)

The following table presents the purchase of purchase credit deteriorated loans acquired on August 23, 2024.

	PCD Accruing August 23, 2024	PCD Non- Accruing August 23, 2024	Total PCD Loans August 23, 2024
	(In thousands)
Purchase price PCD Loans	$13,639	$607	$14,246
Allowance for credit losses at acquisition	(154)	—	(154)
Non-Credit discount (premium) at acquisition	342	2,222	2,564

Par value of acquired PCD Loans	$13,827	$2,829	$16,656

The following table presents the purchase of purchase credit deteriorated loans acquired on May 19, 2023.

	PCD Accruing May 19, 2023	PCD Non- Accruing May 19, 2023	Total PCD Loans May 19, 2023
	(In thousands)
Purchase price PCD Loans	$34,574	$2,155	$36,729
Allowance for credit losses at acquisition	(550)	(51)	(601)
Non-Credit discount (premium) at acquisition	665	537	1,202

Par value of acquired PCD Loans	$34,689	$2,641	$37,330

The following table presents nonaccrual loans by segment of the loan portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
		(In thousands)
Commercial real estate	$18,502	$6,939	$—	$4,485
Commercial and industrial	109	$1,178	—	2,116
Construction	—	—	—	—
Residential first-lien mortgage	—	94	—	107
Home equity/consumer	—	19	—	—

Total nonaccrual loans	$18,611	$8,230	$—	$6,708

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the year ended December 31, 2024, the Company wrote off $563 thousand in accrued interest receivable for loans, compared to $380 thousand for the year ended December 31, 2023. Accrued interest receivable related to loans, was $6.5 million and $5.5 million, at December 31, 2024 and 2023, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due.

8
7

Note 5 – Loans Receivable (Continued)

The following table presents the segments of the loan portfolio, summarized by the past due status as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
				(In thousands)
Commercial real estate	$—	$—	$25,441	$25,441	$1,359,644	$1,385,085	$—
Commercial and industrial	36	—	421	457	92,400	92,857	32
Construction	—	—	—	—	257,169	257,169	—
Residential first-lien mortgage	700	94	—	794	67,236	68,030	—
Home equity/consumer	—	—	—	—	18,133	18,133	—

Total	$736	$94	$25,862	$26,692	$1,794,582	$1,821,274	$32

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
				(In thousands)
Commercial real estate	$159	$—	$4,485	$4,644	$1,138,220	$1,142,864	$—
Commercial and industrial	303	—	2,116	2,419	48,542	50,961	—
Construction	—	—	—	—	310,187	310,187	—
Residential first-lien mortgage	—	—	107	107	37,933	38,040	—
Home equity/consumer	29	—	—	29	8,052	8,081	—

Total	$491	$—	$6,708	$7,199	$1,542,934	$1,550,133	$—

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
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2024.

8
8

Note 5 – Loans Re
ceiv
able (Co
ntin
ued)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
				(Dollars in thousands)
Commercial real estate
Pass	$143,453	$168,828	$309,379	$136,509	$58,755	$537,532	$2,600	$1,357,056
Special mention	—	—	—	—	—	2,588	—	2,588
Substandard	—	—	—	—	6,938	18,503	—	25,441

Total commercial real estate	143,453	168,828	309,379	136,509	65,693	558,623	2,600	1,385,085
Current period gross charge-offs						236		236
Commercial and industrial
Pass	—	3,022	10,876	11,183	—	16,440	48,143	89,664
Special mention	—	—	—	—	—	1,906	—	1,906
Substandard	—	—	—	—	—	1,287	—	1,287

Total commercial and industrial	—	3,022	10,876	11,183	—	19,633	48,143	92,857
Current period gross charge-offs						516		516
Construction
Pass	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Current period gross charge-offs						—		—
Residential first-lien mortgage
Performing	596	1,895	6,789	6,134	2,860	49,662	—	67,936
Nonperforming	—	—	—	—	—	94	—	94

Total residential first-lien mortgage	596	1,895	6,789	6,134	2,860	49,756	—	68,030
Home equity/consumer
Performing	1,234	967	556	—	—	—	15,357	18,114
Nonperforming	—	—	19	—	—	—	—	19

Total home equity/consumer	1,234	967	575	—	—	—	15,357	18,133
Total
Pass	163,048	196,821	374,158	246,667	78,046	603,876	127,323	1,789,938
Special mention	—	—	—	—	—	4,494	—	4,494
Substandard	—	—	19	—	6,938	19,884	—	26,842

Total loans	$163,048	$196,821	$374,177	$246,667	$84,984	$628,254	$127,323	$1,821,274

8
9

Note 5 – Loans Receivable (Continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
				(Dollars in thousands)
Commercial real estate
Pass	$132,834	$233,436	$116,836	$53,574	$175,991	$417,417	$5,551	$1,135,639
Special mention	—	—	—	—	—	2,740	—	2,740
Substandard	—	—	—	—	—	4,485	—	4,485

Total commercial real estate	132,834	233,436	116,836	53,574	175,991	424,642	5,551	1,142,864

Current period gross charge-offs						1,718		1,718
Commercial and industrial
Pass	2,098	2,304	11,925	1,962	1,133	13,954	15,045	48,421
Special mention	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	2,040	—	2,040

Total commercial and industrial	2,098	2,304	11,925	1,962	1,133	16,494	15,045	50,961

Current period gross charge-offs						55		55
Construction
Pass	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	5,832	18,379	91,774	19,216	—	8,484	166,502	310,187

Current period gross charge-offs						148		148
Residential first-lien mortgage
Performing	—	979	4,792	2,839	1,545	27,778	—	37,933
Nonperforming	—	—	—	—	—	107	—	107

Total residential first-lien mortgage	—	979	4,792	2,839	1,545	27,885	—	38,040

Current period gross charge-offs						2		2
Home equity/consumer
Performing	1,153	1,016	1,172	—	—	1,606	3,134	8,081
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	1,153	1,016	1,172	—	—	1,606	3,134	8,081

Total
Pass/performing	141,917	256,114	226,499	77,591	178,669	469,239	190,232	1,540,261
Special mention	—	—	—	—	—	3,240	—	3,240
Substandard /nonperforming	—	—	—	—	—	6,632	—	6,632

Total loans	$141,917	$256,114	$226,499	$77,591	$178,669	$479,111	$190,232	$1,550,133

Note 5 – Loans Receivable (Continued)

The following table presents the allowance for credit losses on loans receivable at and for the year ended December 31, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Purchased non-credit deteriorated loans 1	2,106	15	546	271	214	3,152
Purchased credit deteriorated loans	110	4	11	13	16	154
Provision (reversal) 1	2,709	903	(1,128)	(116)	(156)	2,212
Charge-offs	(236)	(516)	—	—	—	(752)
Recoveries	85	279	35	—	—	399

Total	$20,821	$1,173	$609	$893	$161	$23,657

1
The provision for credit losses on the Consolidated Statement of Income is $5.1 million comprising of an increase of $3.2 million related to purchased non-credit
deteriorated loans acquired, $2.1 million increase to the allowance for loan loss and a $227 thousand reduction to the reserve for unfunded liabilities.

The following table presents the allowance for loan losses on loans receivables at and for the year ended December 31, 2023:

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

1
The credit provision for credit losses on the Consolidated Statement of Income is a $3.1 million comprising $1.7 million related to non-PCD
loans acquired, a $1.8 million record provision related to the Bank’s outstanding loan balance and net-charge offs, partially reduced by $430,000 related to the reserve for unfunded liabilities.

Note 5 – Loans Receivable (Continued)

The following table presents the components of the allowance for credit losses:

	December 31, 2024	December 31, 2023
	(In thousands)
Allowance for credit losses - loans	$(23,657)	$(18,492)
Allowance for credit losses - off balance sheet	(361)	(589)

	$(24,018)	$(19,081)

As of December 31, 2024, the Company had nine loans totaling $26.8 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $26.5 million have real estate as credit support and one loan for $306 thousand used future cash flows to determine if a write down was needed.
Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no loans that defaulted for years ended December 31, 2024 or December 31, 2023.
Loans to Related Parties.
Included in total loans are loans due from directors and other related parties of $4.3 million and $4.6 million at December 31, 2024 and 2023, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2024 and 2023.

	2024	2023
	(In thousands)
Outstanding related party loans at January 1	$4,601	$4,861
New loans	—	—
Repayments	(274)	(260)

Outstanding related party loans at December 31	$4,327	$4,601

9
2

Note 6 – Premises and Equipment
The components of premises and equipment at December 31 for each year presented were as follows:

	Estimated useful lives	2024	2023
		(In thousands)
Land	N/A	$2,703	$1,468
Buildings	40 Years	6,604	4,161
Leasehold improvements	Lesser of lease term or useful life	11,842	11,338
Furniture, fixtures and equipment	3-8 Years	5,219	4,270
Construction in progress		24	150

Total before accumulated depreciation and amortization		26,392	21,387
Accumulated depreciation and amortization		(8,588)	(6,934)

Total		$17,804	$14,453

Note 7 – Deposits
The components of deposits were as follows:

	December 31, 2024		December 31, 2023
		(Dollars in thousands)
Demand, non-interest-bearing checking	$300,972	14.81%	$249,282	15.24%
Demand, interest-bearing checking	300,559	14.79%	247,939	15.16%
Savings	170,880	8.41%	146,484	8.96%
Money market	490,543	24.13%	354,005	21.64%
Time deposits, $250,000 and over	284,272	13.99%	173,614	10.61%
Time deposits, other	485,399	23.88%	464,417	28.39%

	$2,032,625	100.00%	$1,635,741	100.00%

Money market accounts totaling $17.1 million and $19.0 million at December 31, 2024 and 2023, respectively, were originated through a reciprocal deposit relationship.
At December 31, 2024, the scheduled maturities of certificates of deposit were as follows:

Amount
Years Ended December 31	(in thousands)
2025	$727,544
2026	33,922
2027	4,581
2028	1,112
2029 and thereafter	2,512

Total	$769,671

Approximately $44.6 million and $87.2 million at December 31, 2024 and 2023, respectively, were originated through brokers.
Related party deposits were approximately 28.1 million and $15.8 million at December 31, 2024 and 2023, respectively.

9
3

Note 7 – Deposits (Continued)

Deposit overdrafts reclassified as loan balances were $175 thousand and $80 thousand at December 31, 2024 and 2023, respectively.
Note 8 – Borrowings
The Company periodically enters into
FHLB-NY
overnight and short-term advances. The Company utilizes federal funds purchased to meet short-term liquidity needs. The
FHLB-NY
has
non-specific
blanket collateral on the Bank’s loan portfolio as of December 31, 2024 and 2023.
At December 31, 2024, the Company had a maximum borrowing capacity with the
FHLB-NY,
subject to certain collateral restrictions, of $614.8 million, with $554.8 million available. The Bank is also a shareholder in Atlantic Community Bancshares, Inc., the holding company of ACBB. As of December 31, 2024, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days.
The Company had no outstanding borrowings at December 31, 2024 or December 31, 2023.
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

9
4

Note 9 – Commitments and Contingencies (Continued)

The Company had the following
off-balance
sheet financial instruments whose contract amounts represent credit risk at December 31:

	2024	2023
	(In thousands)
Performance and standby letters of credit	$700	$1,010
Undisbursed construction loans-in-process	61,223	89,258
Commitments to fund loans	51,883	38,863
Unfunded commitments under lines of credit	18,801	4,697

Total	$132,607	$133,828

The Company is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $5.0 million to the partnership. At December 31, 2024, the SBIC had a book value of $3.3 million. The unfunded commitment to the partnership was $1.7 million at December 31, 2024.
The Company invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Company operates. The Company decides which loans are included in its investment. The Company has an outstanding commitment to fund up to $6.9 million and currently has $6.9 million funded. There is currently no unfunded commitment at December 31, 2024.
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
Note 10 – Income Taxes
Income tax expense for the years ended December 31 is as follows:

	2024	2023
	(In thousands)
Current tax expense:
Federal	$2,688	$2,943
State	693	1,427

Total current	3,381	4,370
Deferred income tax benefit:
Federal	(540)	341
State	(267)	(141)

Total deferred	(807)	200

	$2,574	$4,570

9
5

Note 10 – Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows as of December 31:

	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$6,724	$5,252
Net operating loss carry-forward	5,651	2,406
Other	1,279	1,383
Core deposit intangible	466	460
Acquisition accounting adjustments	5,728	1,966
Lease liability	6,520	6,895
SERP liability	418	307
Unrealized loss on securities	3,546	3,007

Total deferred tax assets	30,332	21,676

Deferred tax liabilities:
Depreciation	(682)	(1,455)
Deferred loan costs	(975)	(853)
ROU	(6,225)	(6,645)
Goodwill amortization	(937)	(768)
Other	(1,237)	(443)
Total deferred tax liabilities	(10,056)	(10,164)

Net deferred tax asset	$20,276	$11,512

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax
income as follows:

	2024		2023
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal income tax expense at statutory rate	$2,691	21.0%	$6,370	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	337	2.6%	1,016	3.4%
Tax-exempt income, net	(402)	-3.1%	(413)	-1.4%
Income from bank-owned life insurance	(351)	-2.7%	(272)	-0.9%
Non-deductible expenses	236	1.7%	107	0.4%
Bargain purchase gain	—	0.0%	(2,036)	-6.7%
Other	63	0.6%	(202)	-0.7%

Total income taxes applicable to pre-tax income	$2,574	20.1%	$4,570	15.1%

The Company had available federal net operating loss carry-forwards of approximately $14.2 million and $3.8 million at December 31, 2024 and 2023, respectively, which begin to expire in 2028. The federal net operating loss carry-forwards are amounts that were generated by MoreBank, which the Bank acquired on September 30, 2010 and Noah Bank, which the Company acquired on May 19, 2023, and Cornerstone Financial, which the Bank acquired on August 23, 2024. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of approximately $222 thousand for MoreBank net operating losses and $773 thousand for Noah Bank net operating losses, and $685 thousand for Cornerstone Financial net operating losses.

9
6

Note 10 – Income Taxes (Continued)

The Company had available New Jersey net operating loss carry-forwards of approximately $18.6 million, New York state net operating loss carry-forwards of $13.8 million and New York City net operating loss carry-forwards of $6.2 million at December 31, 2024, which expire between 2035 and 2043. The state and city net operating loss carry-forwards are amount that were generated by Noah Bank, which the Bank acquired on May 19, 2023 and Cornerstone Financial acquired on August 23, 2024.
Based on projections of future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
The Company follows applicable accounting guidance which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. This also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2024, or 2023. The Company does not have an accrual for uncertain tax positions as of December 31, 2024, or 2023, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2021 and thereafter are subject to examination by tax authorities.
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
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest
income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Topic 606 is applicable to non-interest
revenue streams such as deposit related fees and interchange fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, investment securities, and revenue related to mortgage servicing activities, as these activities are subject to other GAAP.
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

9
7

Note 11 – Revenue Recognition (Continued)

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
Note 12 – Leases
The Company records a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU or lease liabilities for leases with a term less than 12 months from the commencement date. The Company is obligated under 30 operating leases agreements for 28 branches and its corporate offices with terms extending through 2042. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Company’s right of use and lease liabilities (Dollars in thousands):

	Statement of Financial Condition Location	December 31, 2024	December 31, 2023
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$23,398	$16,026
Increased asset from new leases		3,066	9,799
Accumulated amortization		(4,561)	(2,427)

Net book value end of year	Operating lease right-of-use asset	$21,903	$23,398

Operating Lease Liability:

Lease liability	Operating lease liability	$22,941	$24,280

For the year ended December 31, 2024, the weighted-average remaining lease terms for operating leases was 11.02 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.53%. The Company used current FHLB fixed rate advances at the time the lease was placed in service for the term most closely aligning with remaining lease term to determine the discount rate.

9
8

Note 12 – Leases (Continued)

The following table presents total lease cost and cash paid for each year:

	Twelve Months Ended December 31,
	2024	2023
	(In thousands)
Lease cost:
Operating lease	$4,094	$3,772
Short-term lease cost	124	105

Total lease cost	$4,218	$3,877

Other information:

Cash paid for amounts included in the measurement of lease liabilities	$3,572	$3,074

Future minimum payments under operating leases with terms longer than 12 months are as follows at December 31, 2024:

Amount
Twelve months ended December 31,	(In thousands)
2025	$3,722
2026	3,498
2027	3,208
2028	3,093
2029	2,467
Thereafter	14,541

Total future operating lease payment	30,529
Amounts representing interest	(7,588)

Present value of net future lease payments	$22,941

The Company has an operating lease agreement with a member of the Company’s board of directors for a building containing the Company’s corporate headquarters and branch, which is included in the above lease schedule. At the lease initiation date, the lease terms were comparable to similarly outfitted office space in the Company’s market. Base rental payments of $275 thousand and $315 thousand were made to this related party in each of the years ended December 31, 2024 and 2023, respectively. Certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs, related to this property are paid directly to the various service providers.
Note 13 – Directors Fee Plan
The Company adopted a
Non-Employee
Director Deferred Compensation Plan in April 2022, which allows directors to defer a portion of their compensation ranging from 0% to 100% for a period of two to five years, if elected. During 2024 certain directors elected to defer a total of approximately $200 thousand for which they receive phantom stock. Once they retire, the phantom stock can be taken either as stock or cash.

9
9

Note 14 – Goodwill and Core Deposit Intangible
Goodwill and core deposit intangibles result from the Company’s prior acquisitions. The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2023	$8,853	$1,422
Acquisition of Cornerstone Bank	$5,528	$2,812
Amortization expense	—	(602)

Balance at December 31, 2024	$14,381	$3,632

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2022	$8,853	$1,825
Acquisition of Noah Bank	—	99
Amortization expense	—	(502)

Balance at December 31, 2023	$8,853	$1,422

The core deposit intangible assets are being amortized over 10 years, using the sum of the year’s digits. As of December 31, 2024, the future fiscal periods amortization for the core deposit intangible is as follows:

Amount
(In thousands)
2025	847
2026	717
2027	587
2028	457
2029	327
Thereafter	697

Total	$3,632

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

Note 15 – Fair Value Measurements and Disclosure (Continued)

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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2024
		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$190,545	$—	$190,545
U.S. government agency securities	—	10,200	—	10,200
Obligations of state and political subdivisions	—	39,730	—	39,730
Small Business Association (SBA) securities	—	1,857	—	1,857
U.S. treasury securities	4,839	—	—	4,839
Mortgage servicings rights	—	1,060		1,060

Financial assets at fair value	$4,839	$243,392	$—	$248,231

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2023
		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$42,634	$—	$42,634
U.S. government agency securities		5,291	—	5,291
Obligations of state and political subdivisions	—	40,809	—	40,809
Small Business Association (SBA) securities	—	2,618	—	2,618
Mortgage servicings rights	—	1,562		1,562

Financial assets at fair value	$—	$92,914	$—	$92,914

Note 15 – Fair Value Measurements and Disclosure (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2024
		(In thousands)
Collateral dependent loan	$—	$—	$16,223	$16,223
Other real estate owned 1			295	295

	$—	$—	$16,518	$16,518

1	The Bank charged off approximately $197,000 during the year ended December 31, 2024, prior to the property being transferred to other real estate owned.
For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2023
		(In thousands)
Collateral dependent loan	$—	$—	$4,485	$4,485

	$—	$—	$4,485	$4,485

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2024.

Description	December 31, 2024	Valuation Technique		Unobservable Input	Range (Weighted Average)
		(Dollars in thousands)
Collateral dependent loan	$16,223	Collateral	1	Discount	12.0%
				adjustment	12.0%
Other real estate owned 2	$295	Collateral	1	Discount	0.0%
				adjustment	0.0%

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
2	The other real estate owned was written down to the estimated net realizable value.
The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2023.

Description	December 31, 2023	Valuation Technique		Unobservable Input	Range (Weighted Average)
		(Dollars in thousands)
				Discount	0.0%
Collateral dependent loan	$4,485	Collateral	1	adjustment	(0.0%)

1	Value based on third party offer to purchase note from the Bank.

10
2

Note 15 – Fair Value Measurements and Disclosure (Continued)

There were no liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2024 or 2023.
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

10
3

Note 15 – Fair Value Measurements and Disclosure (Continued)

Mortgage Servicing Rights
The Company uses a third party to estimate the fair value of mortgage servicing rights and they are carried at fair value and included in other assets on the statement of financial condition.
The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents	$117,348	$117,348	$117,348	$—	$—
Securities available-for-sale at fair value	247,171	247,171	4,389	242,782	—
Securities held-to-maturity	161	162	—	162	—
Loans receivable, net	1,795,218	1,798,302	—	—	1,798,302
Restricted investments in bank stock	2,075	2,075	—	2,075	—
Accrued interest receivable	7,975	7,975	—	7,975	—
Equity method investments	11,160	11,160	—	6,850	4,310
Mortgage servicing rights	1,060	1,060	—	1,060	—

Financial Liabilities:
Deposits	$2,032,625	1,934,884	$—	$1,934,884	$—
Accrued interest payable	15,401	15,401	—	15,401	—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and cash equivalents	$150,557	$150,557	$150,557	$—	$—
Securities available-for-sale at fair value	91,352	91,352	—	91,352	—
Securities held-to-maturity	193	192	—	192	—
Loans receivable, net	1,529,843	1,425,814	—	—	1,425,814
Restricted investments in bank stock	1,410	1,410	—	1,410	—
Accrued interest receivable	6,089	6,089	—	6,089	—
Equity method investments	8,296	8,296	—	5,900	2,396
Mortgage servicing rights	1,562	1,562	—	1,562	—

Financial liabilities:
Deposits	$1,635,741	$1,581,762	$—	$1,581,762	$—
Accrued interest payable	9,162	9,162	—	9,162	—
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
off-balance
sheet instruments.

10
4

Note 15 – Fair Value Measurements and Disclosure (Continued)

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
In 2018, the Bank adopted The Bank of Princeton 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by our board of directors in February 2018 and by our stockholders in May 2018. The 2018 Plan enabled the board of directors to grant stock options, restricted stock, or restricted stock units to employees, directors, consultants and other individuals who provide services to the Bank. At December 31, 2024 there were 215,025 shares remaining available for issuance under the 2018 Plan.
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

10
5

Note 16 – Stock-Based Compensation (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2024	279,750	$22.83
Granted	—	—
Exercised	(51,800)	15.26
Forfeited	—	—
Expired	—	—

Balance at December 31, 2024	227,950	$24.56	1.63 Years	$2,250,316

Exercisable at December 31, 2024	227,950	$24.56	1.63 Years	$2,250,316

The following is a summary of the status of the Bank’s stock option activity and related information for the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Average Intrinsic Value
Balance at January 1, 2023	330,650	$21.45
Granted	—	—
Exercised	(50,900)	13.87
Forfeited	—	—
Expired	—	—

Balance at December 31, 2023	279,750	$22.83	2.25 Years	$3,654,453

Exercisable at December 31, 2023	279,750	$22.83	2.25 Years	$3,654,453

The Company granted 31,858 restricted stock units (“RSU’s”) during 2024, with a fair value of $34.50, which reflected the market value of the Company’s common stock on the date of the grant. Of the 31,858 RSU’s granted during 2024, 9,000 RSU’s have a vesting period of one year and the remaining 22,858 RSU’s vest over the next three years. At December 31, 2024, 53,859 RSU’s with a fair value of $33.40 granted to executive management have not vested.
The Company granted 30,661 restricted stock units (“RSU’s”) during 2023, with a fair value of $32.49, which reflected the market value of the Company’s common stock on the date of the grant. Of the 30,661 RSU’s granted during 2023, 7,250 RSU’s have a vesting period of one year and the remaining 19,182 RSU’s vest over the next three years. At December 31, 2023, 48,887 RSU’s with a fair value of $30.64 granted to executive management have not vested.
Stock option expenses included in salaries and employee benefits expense in the consolidated statements of income were $706,000 and $575,000 (which consist of RSUs) for the years ended December 31, 2024 and 2023, respectively. A tax benefit was recognized of $198,000 and $161,000 for the years ended December 31, 2024 and 2023, respectively. Stock option expenses recorded within other expenses were $306,000 for the year ended December 31, 2024. Stock option expenses recorded within other expenses were $231,000 for the year ended December 31, 2023. A tax benefit was recognized of $64,000 for the year ended December 31, 2023. At December 31, 2024, there was approximately $1.8 million of unrecognized expenses related to outstanding stock options and RSU’s, which will be recognized over a period of approximately 1.67 years.

10
6

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
basis.
The final capital rules introduced a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2024, the Bank met all capital adequacy requirements on a fully phased-in
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
The Bank’s actual capital amounts and ratios at December 31, 2024 and 2023 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024:
Total capital (to risk-weighted assets)	$270,633	13.490%	$210,648	10.500%	$200,617	10.000%
Tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$170,524	8.500%	$160,493	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$140,432	7.000%	$130,401	6.500%
Tier 1 leverage capital (to average assets)	$246,976	10.577%	$151,776	6.500%	$116,750	5.000%
December 31, 2023:
Total capital (to risk-weighted assets)	$254,030	14.677%	$181,740	10.500%	$173,086	10.000%
Tier 1 capital (to risk-weighted assets)	$235,538	13.608%	$147,123	8.500%	$138,469	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$235,538	13.608%	$121,160	7.000%	$112,506	6.500%
Tier 1 leverage capital (to average assets)	$235,538	12.289%	$124,583	6.500%	$95,833	5.000%
The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as

10
7

Note 17 – Regulatory Matters (Continued)

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
The Company declared and paid cash dividends of $0.30 per share in each quarter for the year ended December 31, 2024.
Note 18 – Subsequent Events
On January 22, 2025, the Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend was paid on February 28, 2025 to shareholders of record at the close of business on February 5, 2025.

10
8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management, with the participation of the Bank’s President and Chief Financial Officer, evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024 using the criteria in “Internal Control—Integrated Framework (2013)” issued by COSO 2013. Based on this assessment, management determined that, as of December 31, 2024, the Bank’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Disclosure Controls and Procedures
Management, with the participation of the Bank’s President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in

Rule l3a-l5(e)

promulgated under the Exchange Act) as of December 31, 2024. Based on this evaluation, the Bank’s President and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures are effective as of December 31, 2024 to ensure that the information required to be disclosed by the Bank in the reports that the Bank filed or submitted, or the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting identified during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

10
9

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings, “MATTER NO. 1 ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS AND COMPENSATION – Executive Officers,” “DELINQUENT SECTION 16(a) REPORTS,” “CODE OF CONDUCT,” “BOARD OF DIRECTORS AND COMMITTEES – Board of Directors’ Committees – Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2024 in connection with the solicitation of proxies for its 2025 Annual Meeting of Shareholders and incorporated by reference.
The Company has an insider trading policy governing the purchase, sale, and other disposition of the Company’s securities by directors, officers and employees, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this Item is set forth under the headings, “EXECUTIVE OFFICERS AND COMPENSATION – Executive Compensation,” “– Employment and Other Agreements,” and “– Equity Incentive Plans,” “– Management Incentive Plan,” “– Employee Stock Ownership Plan,” “– 401(k) Plan,” “– PAY VERSUS PERFORMANCE,” “EQUITY COMPENSATION PLAN INFORMATION – Outstanding Stock Option and Other Equity Awards at Fiscal Year End,” and “2024 Compensation of Directors” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2024 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings, “EQUITY COMPENSATION PLAN INFORMATION,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2024 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and “BOARD OF DIRECTORS AND COMMITTEES – Director Independence,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2024 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the heading, “MATTER NO. 4 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2024 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.
Our independent registered public accounting firm is Wolf and Company, P.C. Boston, Massachusetts, Auditor Firm ID: 392.

1
10

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following portions of the Bank’s consolidated financial statements are set forth in Item 8 - “Financial Statements of Supplementary Data” of this Annual Report:

i.	Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

ii.	Consolidated Statements of Income for the years ended December 31, 2024 and 2023

iii.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023

iv.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

v.	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

vi.	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(c)	Exhibits

Exhibit No.		Description

3.1	(A)	Articles of Incorporation.

3.2	(B)	Bylaws

4.1	(C)	Specimen form of stock certificate.

4.2	(D)	Description of Capital Stock

10.1	(E)	The Bank of Princeton Amended and Restated 2007 Stock Option Plan*

10.2	(F)	The Bank of Princeton Amended and Restated 2012 Equity Incentive Plan*

10.3	(G)	MoreBank 2004 Incentive Equity Compensation Plan*

10.4	(H)	Princeton Bancorp, Inc. Amended and Restated Equity 2018 Equity Incentive Plan, as amended

10.5	(I)	Amended and Restated Employment Agreement between the Company and the Bank and Edward J. Dietzler dated as of June 21, 2023*

10.6	(J)	Amended and Restated Employment Agreement between the Company and the Bank and Daniel J. O’Donnell dated as of June 21, 2023*

10.7	(K)	Amended and Restated Employment Agreement between the Company and the Bank and George S. Rapp dated as of June 21, 2023*

Exhibit No.		Description

10.8	(L)	Employment Agreement between the Bank and Stephanie Adkins dated January 25, 2019*

10.9	(M)	Employment Agreement between the Bank and Christopher Tonkovich dated February 25, 2019*

10.10	(N)	The Bank of Princeton 2018 Director Fee Plan*

10.11	(O)	2020 Management Incentive Plan*

10.12	(P)	Dividend Reinvestment and Stock Purchase Plan*

10.13	(Q)	Supplemental Executive Retirement Plan dated July 30, 2021 for the benefit of Edward J. Dietzler and Daniel J. O’Donnell*

10.14	(R)	The Bank of Princeton Non-Employee Directors Deferred Compensation Plan*

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32.1		Section 1350 Certifications

101.INS		Inline XBRL Instance Document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan, contract or arrangement.

Management contract or compensatory plan, contract or arrangement.

(A)	Incorporated by reference to Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024 filed with the SEC on August 12, 2024.

(B)	Incorporated by reference to Exhibit 3.1(ii) to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(C)	Incorporated by reference to Exhibit 4.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022

(D)	Incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K12B, filed with the SEC on January 10, 2023.

(E)	Incorporated by reference to Exhibit 10.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(F)	Incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(G)	Incorporated by reference to Exhibit 10.3 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(H)	Incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(I)	Incorporated by reference to Exhibit 10.5 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(J)	Incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(K)	Incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(L)	Incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(M)	Incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(N)	Incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(O)	Incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(P)	Incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(Q)	Incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(R)	Incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022

(S)	Incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023

(T)	Incorporated by reference to Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 14, 2025.

Princeton Bancorp, Inc.

/s/ Edward Dietzler
By:	Edward Dietzler President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Gillespie Richard Gillespie	Chairman of the Board	March 14, 2025

/s/ Stephen Distler Stephen Distler	Vice Chairman of the Board	March 14, 2025

/s/ Stephen Shueh Stephen Shueh	Director	March 14, 2025

/s/ Susan Barrett Susan Barrett	Director	March 14, 2025

/s/ Robert N. Ridolfi Robert N. Ridolfi, Esq	Director	March 14, 2025

/s/ Judith A. Giacin Judith A. Giacin	Director	March 14, 2025

/s/ Martin Tuchman Martin Tuchman	Director	March 14, 2025

/s/ Ross Wishnick Ross Wishnick	Director, Vice Chairman	March 14, 2025

/s/ Edward Dietzler Edward Dietzler	President, Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2025

/s/ George S. Rapp George S. Rapp	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 14, 2025

/s/ Jeffrey T. Hanuscin Jeffrey T. Hanuscin	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2025

115