Form 10-K/A
period 2024-12-31
Princeton Bancorp, Inc.
filed 2025-04-15
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-K/A
Amendment No. 1

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
of the Exchange Act:

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
As of March 12, 2025, there were
6,915,086
shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 22, 2025. The information required by Part III of this Form
10-K
is incorporated by reference to such Proxy Statement.

Explanatory Note
This Amendment to the Annual Report on Form
10-K
of Princeton Bancorp, Inc. for the fiscal year ended December 31, 2024, originally filed on March 14, 2025 (the “Original Filing”), amends Item
15
of Part IV of the Original Filing to include exhibits 10.15, 10.16, 10.17, 10.18, 10.19, 19.1 and 97.1, which were inadvertently omitted.
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

(c)	Exhibits

Exhibit No.		Description

3.1	(A)	Articles of Incorporation

3.2	(B)	Bylaws

4.1	(C)	Specimen Form of Stock Certificate.

4.2	(D)	Description of Capital Stock

10.1	(E)	The Bank of Princeton Amended and Restated 2007 Stock Option Plan*

10.2	(F)	The Bank of Princeton Amended and Restated 2012 Equity Incentive Plan*

10.3	(G)	MoreBank 2004 Incentive Equity Compensation Plan*

10.4	(H)	Princeton Bancorp, Inc. Amended and Restated Equity 2018 Equity Incentive Plan, as amended*

10.5	(I)	Amended and Restated Employment Agreement between the Company and the Bank and Edward J. Dietzler dated as of June 21, 2023*

10.6	(J)	Amended and Restated Employment Agreement between the Company and the Bank and Daniel J. O’Donnell dated as of June 21, 2023*

10.7	(K)	Amended and Restated Employment Agreement between the Company and the Bank and George S. Rapp dated as of June 21, 2023*

10.8	(L)	Employment Agreement between the Bank and Stephanie Adkins dated as of January 25, 2019*

10.9	(M)	Employment Agreement between the Bank and Christopher Tonkovich dated February 25, 2019*

10.10	(N)	The Bank of Princeton 2018 Director Fee Plan*

10.11	(O)	2020 Management Incentive Plan*

10.12	(P)	Dividend Reinvestment and Stock Purchase Plan

10.13	(Q)	Supplemental Executive Retirement Plan dated July 30, 2021 for the benefit of Edward J. Dietzler and Daniel J. O’Donnell*

10.14	(R)	The Bank of Princeton Non-Employee Directors Deferred Compensation Plan*

10.15	(S)	Amended and Restated Change in Control Agreement Between Princeton Bancorp, Inc. and Jeffrey Hanuscin Dated June 2023

10.16		Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

10.17		Amendment to the Employment Agreement dated January 22, 2025 between Daniel J. O’Donnell, the Company and the Bank*

10.18		Amendment to the Employment Agreement dated January 22, 2025 between George S. Rapp, the Company and the Bank*

10.19		Amendment to the Employment Agreement dated January 22, 2025 between Stephanie Adkins, the Company and the Bank*

19.1		Princeton Bancorp, Inc. Insider Trading Policy

21.1	(T)	Subsidiaries of the Registrant

23.1	(T)	Consent of Independent Registered Public Accounting Firm

31.1	(T)	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	(T)	Rule 13a-14(a) Certification of the Principal Financial Officer

32.1	(T)	Section 1350 Certifications

97.1	(U)	Executive Compensation Clawback Policy

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Inline XBRL Instance Document.

Inline XBRL Taxonomy Extension Schema Document.

Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Inline XBRL Taxonomy Extension Definition Linkbase Document.

Inline XBRL Taxonomy Extension Label Linkbase Document.

Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan, contract or arrangement.

(A)	Incorporated by reference to Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024 filed with the SEC on August 12, 2024.

(B)	Incorporated by reference to Exhibit 3.1(ii) to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(C)	Incorporated by reference to Exhibit 4.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(D)	Incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K12B, filed with the SEC on January 10, 2023.

(E)	Incorporated by reference to Exhibit 10.1 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(F)	Incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(G)	Incorporated by reference to Exhibit 10.3 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(H)	Incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(I)	Incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(J)	Incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(K)	Incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(L)	Incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(M)	Incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(N)	Incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(O)	Incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(P)	Incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022

(Q)	Incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.

(R)	Incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023.

(S)	Incorporated by reference to Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

(T)	Incorporated by reference to the same exhibit numbers in the Original Filing.

(U)	Incorporated by reference to Exhibit 97.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized as of April 15, 2025.

The Bank of Princeton

/s/Edward Dietzler
By:	Edward Dietzler President and Chief Executive Officer (Principal Executive Officer)

The Bank of Princeton

/s/George S. Rapp
By:	George S. Rapp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this Amendment on Form 10-K/A.

Exhibit No.	Description of Exhibits

10.16	Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

10.17	Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

10.18	Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

10.19	Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

19.1	Princeton Bancorp, Inc. Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

97.1	Executive Compensation Clawback Policy

*	Management contract or compensatory plan, contract or arrangement.