Form 10-Q
period 2025-03-31
Princeton Bancorp, Inc.
filed 2025-05-09
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2025, there were 6,929,130 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$20,193	$16,915
Interest-earning bank balances	2,587	16,729
Federal funds sold	44,894	83,704

Total cash and cash equivalents	67,674	117,348

Securities available-for-sale, at fair value	239,234	247,171
Securities held-to-maturity (fair value $160 and $162, at March 31, 2025 and December 31, 2024, respectively)	159	161
Loans receivable, net of deferred fees and costs	1,856,539	1,818,875
Less: allowance for credit losses	(23,942)	(23,657)

Loan receivable, net	1,832,597	1,795,218
Bank-owned life insurance	72,581	72,111
Premises and equipment, net	17,560	17,804
Accrued interest receivable	8,146	7,975
Restricted investment in bank stock	2,138	2,075
Deferred taxes, net	19,563	20,276
Goodwill	14,381	14,381
Core deposit intangible	3,403	3,632
Other real estate owned	—	295
Operating lease right-of-use asset	21,189	21,903
Other assets	19,472	19,883

TOTAL ASSETS	$2,318,097	$2,340,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$290,496	$300,972
Interest-bearing	1,720,170	1,731,653

Total deposits	2,010,666	2,032,625
Accrued interest payable	12,510	15,401
Operating lease liability	22,241	22,941
Other liabilities	5,693	7,226

TOTAL LIABILITIES	2,051,110	2,078,193

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at March 31, 2025 and none authorized at December 31, 2024	—	—
Common stock, no par value; 15,000,000 shares authorized, 6,956,880 shares issued and 6,924,130 outstanding at March 31, 2025; 6,910,693 shares issued and 6,883,193 outstanding at December 31, 2024	—	—
Paid-in capital	120,452	119,908
Treasury stock, at cost; 32,750 shares at March 31, 2025 and 27,500 shares at December 31, 2024	(1,005)	(842)
Retained earnings	155,170	151,915
Accumulated other comprehensive loss	(7,630)	(8,941)

TOTAL STOCKHOLDERS’ EQUITY	266,987	262,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,318,097	$2,340,233

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$29,624	$24,940
Securities available-for-sale:
Taxable	2,616	564
Tax-exempt	284	286
Securities held-to-maturity	2	2
Other interest and dividend income	769	2,274

TOTAL INTEREST AND DIVIDEND INCOME	33,295	28,066

INTEREST EXPENSE
Deposits	14,538	12,618
Borrowings	—	—

TOTAL INTEREST EXPENSE	14,538	12,618

NET INTEREST INCOME	18,757	15,448
Provision for credit losses	268	186

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,489	15,262

NON-INTEREST INCOME
Income from bank-owned life insurance	471	381
Fees and service charges	511	432
Loan fees, including preypayment penalties	675	724
Other	533	448

TOTAL NON-INTEREST INCOME	2,190	1,985

NON-INTEREST EXPENSE
Salaries and employee benefits	7,172	6,520
Occupancy and equipment	2,285	2,029
Professional fees	761	524
Data processing and communications	1,626	1,160
Federal deposit insurance	533	273
Advertising and promotion	171	142
Office expense	110	119
Other real estate expenses	27	—
Core deposit intangible	229	120
Other	878	949

TOTAL NON-INTEREST EXPENSE	13,792	11,836

INCOME BEFORE INCOME TAX EXPENSE	6,887	5,411
INCOME TAX EXPENSE	1,509	1,066

NET INCOME	$5,378	$4,345

Earnings per common share-basic	$0.78	$0.69
Earnings per common share-diluted	$0.77	$0.68
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
NET INCOME	$5,378	$4,345
Other comprehensive income (loss)
Unrealized losses arising during period on securities available-for-sale	1,828	(434)

Net unrealized (loss) income	1,828	(434)
Tax effect	(517)	143

Total other comprehensive (loss) income	1,311	(291)

COMPREHENSIVE INCOME	$6,689	$4,054

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended March 31, 2025 and 2024
Balance, December 31, 2023	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	4,345	—	4,345
Other comprehensive loss	—	—	—	—	(291)	(291)
Treasury stock repurchases (19,000 shares)	—	—	(579)	—	—	(579)
Stock options exercised (2,450 shares)	—	34	—	—	—	34
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $0.30 per share	—	—	—	(1,866)	—	(1,866)
Dividend reinvestment plan (1,018 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	203	—	—	—	203

Balance, March 31, 2024	$—	$98,312	$(579)	$151,860	$(7,785)	$241,808

Balance, December 31, 2024	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income (loss)	—	—	—	5,378	—	5,378
Other comprehensive income	—	—	—	—	1,311	1,311
Treasury stock repurchases (5,250 shares)	—	—	(163)	—	—	(163)
Stock options exercised (21,300 shares)	—	443	—	—	—	443
Share redemption for tax withholding on restricted stock vesting	—	(231)	—	—	—	(231)
Dividends declared $0.30 per share	—	—	—	(2,092)	—	(2,092)
Dividend reinvestment plan (994 shares)	—	31	—	(31)	—	—
Stock-based compensation expense	—	301	—	—	—	301

Balance, March 31, 2025	$—	$120,452	$(1,005)	$155,170	$(7,630)	$266,987

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,378	$4,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	268	186
Depreciation and amortization	444	409
Stock-based compensation expense	301	203
Amortization of premiums and accretion of discounts on securities, net	7	6
Accretion of net deferred loan fees and costs	(1,246)	(37)
Increase in cash surrender value of bank-owned life insurance	(470)	(380)
Deferred income tax	713	98
Amortization of core deposit intangible	229	121
Increase (decrease) in accrued interest receivable and other assets	751	(152)
(Decrease) increase in accrued interest payable and other liabilities	(5,124)	28

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,251	4,827

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(2,564)	(28,898)
Maturities, calls and principal repayments of securities available-for-sale	12,320	1,254
Maturities, calls and principal repayments of securities held-to-maturity	2	26
Net (increase) in loans	(36,418)	(22,859)
Purchases of premises and equipment	(200)	(71)
(Purchases) redemption of restricted bank stock	(63)	12

NET CASH USED IN INVESTMENT ACTIVITIES	(26,923)	(50,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(21,959)	69,879
Cash dividends	(2,092)	(1,866)
Share redemption for tax witholding on restricted stock vesting	(231)	(249)
Purchase of treasury stock	(163)	(579)
Proceeds from exercise of stock options	443	34

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(24,002)	67,219

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,674)	21,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,348	150,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,674	$172,067

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$17,429	$9,949
Income taxes paid	$1,094	$724
Increase in ROU leases	$—	$1,808
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
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of March 31, 2025, the Company and its subsidiaries had 245 total employees and 242 full-time equivalent employees.
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
for the year ended December 31, 2024.

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
Management believes that the allowance for credit losses is adequate as of March 31, 2025. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
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
Recent Accounting Pronouncements Adopted
Segment Reporting
The Company adopted Accounting Standards
Updat
e (ASU)
2023-07
“
Segment Reporting (Topic 280)—Improvement to Reportable Segment Disclosures
” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of Accounting Standards Codification (ASC) 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar customer base utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).
The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income.
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
, which enhances the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as additional information about income taxes paid. The ASU also removes certain disclosures that are no longer considered cost beneficial or relevant
.
The Company adopted ASU
2023-09
on January 1, 2025, on a prospective basis, as permitted by the guidance. The adoption did not impact on the Company’s consolidated financial condition, results of operations, or cash flows, but it will result in enhanced income tax disclosures beginning with the Company’s annual report for the fiscal year ended December 31, 2025.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements Not Yet Adopted
ASU
2023-06,
“
Disclosure improvements
” amends disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective dates will depend, in part, on whether an entity is already subject to the SEC’s current disclosure requirements. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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
The following schedule presents earnings per share data for the three-month periods ended March 31, 2025, and 2024 (in thousands, except per share data):

	Three months ended
	March 30,
	2025	2024
Net income applicable to common stock	$5,378	$4,345
Weighted average number of common shares outstanding	6,905	6,328

Basic earnings per share	$0.78	$0.69

Net income applicable to common stock	$5,378	$4,345
Weighted average number of common shares outstanding	6,905	6,328
Dilutive effect on common shares outstanding	59	90

Weighted average number of diluted common shares outstanding	6,964	6,418

Diluted earnings per share	$0.77	$0.68

PRINCETON
BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Earnings Per Share (concluded)

The following schedule presents stock options granted but not exercised and the amount of share that were anti-dilutive because the weighted average exercise price equaled or exceeded the average estimated fair value of our common stock for the three-month periods ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025		2024
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	260,698	$24.52	245,633	$21.38
Anti-dilutive	—	$—	86,431	$33.19
Note 3 – Investment Securities
The following summarizes the amortized cost and fair
value
of securities
available-for-sale
at March 31, 2025 and December 31, 2024 with gross unrealized gains and losses therein:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$190,425	$818	$(6,277)	$184,966
U.S. government agency securities	11,260	21	(914)	10,367
Obligations of state and political subdivisions	43,607	1	(4,305)	39,303
Small business association (SBA) securities	1,717	7	(5)	1,719
U.S. treasury securities	2,884	—	(5)	2,879

Total	$249,893	$847	$(11,506)	$239,234

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (continued)

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$197,792	$422	$(7,669)	$190,545
U.S. government agency securities	11,260	17	(1,077)	10,200
Obligations of state and political subdivisions	43,895	1	(4,166)	39,730
Small business association (SBA) securities	1,856	5	(4)	1,857
U.S. treasury securities	4,855	1	(17)	4,839

Total	$259,658	$446	$(12,933)	$247,171

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at March 31, 2025 and December 31, 2024 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2025
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$50,826	$(411)	$28,767	$(5,866)	$79,593	$(6,277)
U.S. government agency securities	232	—	5,346	(914)	5,578	(914)
Obligations of state and political subdivisions	3,419	(32)	34,175	(4,273)	37,594	(4,305)
Small business association (SBA) securities	549	(3)	289	(2)	838	(5)
U.S. Treasuries	1,910	(5)	—	—	1,910	(5)

Total	$56,936	$(451)	$68,577	$(11,055)	$125,513	$(11,506)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2024
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$122,763	$(1,157)	$29,229	$(6,512)	$151,992	$(7,669)
U.S. government agency securities	129	—	5,183	(1,077)	5,312	(1,077)
Obligations of state and political subdivisions	3,664	(39)	34,320	(4,127)	37,984	(4,166)
Small business association (SBA) securities	447	(1)	449	(3)	896	(4)
U.S. Treasuries	2,846	(17)	—	—	2,846	(17)

	$129,849	$(1,214)	$69,181	$(11,719)	$199,030	$(12,933)

The amortized cost and fair value of securities
available-for-sale
at March 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$2,093	$2,094
Due after one year through five years	9,693	9,541
Due after five years through ten years	42,297	38,143
Due after ten years	5,385	4,490
Mortgage-backed securities (GSEs)	190,425	184,966

	$249,893	$239,234

Proceeds from calls and maturities of securities
available-for-sale
were not significant for the three-month period ended March 31, 2025 or 2024.
The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale.
The Company did not have an allowance for credit losses on its investment securities available-for-sale
as of March 31, 2025 or 2024.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S. guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at March 31, 2025. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor’s. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of March 31, 2025.
At March 31, 2025, the Company’s
available-for-sale
securities portfolio consisted of approximately 273 securities, of which 165 available-for-sale
securities were in an unrealized loss position for more than twelve months and 37 available-for-sale
securities were in an unrealized loss position for less than twelve months. The available-for-sale
securities in an unrealized loss position for more than twelve months consisted of 106 municipal securities aggregating $34.2 million with a loss of $4.3 million, 52 mortgage-backed securities-GSE
aggregating $28.8 million with a loss of $5.9 million, 3 agency securities aggregating $5.3 million with a loss of $914 thousand and 4 SBA securities aggregating $289 thousand with a loss of $2 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.
There are no securities pledged as of March 31, 2025, and December 31, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable
Loans receivable, net at March 31, 2025 and December 31, 2024 were comprised of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Commercial real estate	$1,404,108	$1,385,085
Commercial and industrial	89,941	92,857
Construction	249,187	257,169
Residential first-lien mortgage	97,255	68,030
Home equity/consumer	18,532	18,133

Total loans	1,859,023	1,821,274
Deferred fees and costs	(2,484)	(2,399)

Loans, net	$1,856,539	$1,818,875

The Company purchased approximately $30.0 million in residential loans and $1.0 million in consumer loans during the three-months ended March 31, 2025. Besides the acquisition of Cornerstone Bank in the third quarter of 2024, the Company did not purchase any loans during the year ended December 31, 2024.
The Company uses the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical and peer loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended March 31, 2025.
The following table presents the components of the allowance for credit losses:

	March 31, 2025	December 31, 2024
	(In thousands)
Allowance for credit losses - loans	$(23,942)	$(23,657)
Allowance for credit losses - off balance sheet	(404)	(361)

	$(24,346)	$(24,018)

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents nonaccrual loans by segment of the loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	With a	Without a	With a	Without a
	Related	Related	Related	Related
	Allowance	Allowance	Allowance	Allowance
	(In thousands)
Commercial real estate	$18,323	$7,578	$18,502	$6,939
Commercial and industrial	22	$488	109	1,178
Construction	—	—	—	—
Residential first-lien mortgage	—	112	—	94
Home equity/consumer	—	—	—	19

Total nonaccrual loans	$18,345	$8,178	$18,611	$8,230

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days or when the ability to collect principal and interest according to the contractual terms in doubt. During the three-month period ended March 31, 2025, the Company wrote off $422 thousand in accrued interest receivable for loans, compared to $310 thousand for the three-month period ended March 31, 2024. Accrued interest receivable related to loans, at March 31, 2025, and December 31, 2024, was $6.8 million and $6.5 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status
a
s of March 31, 2025:

							Loans
	30-59	60-89	>90				Receivable
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing
	(In thousands)
Commercial real estate	$7,024	$—	$25,901	$32,925	$1,371,183	$1,404,108	$—
Commercial and industrial	24	—	510	534	89,407	89,941	—
Construction	—	—	—	—	249,187	249,187	—
Residential first-lien mortgage	1,243	—	112	1,355	95,900	97,255	—
Home equity/consumer	—	—	—	—	18,532	18,532	—

Total	$8,291	$—	$26,523	$34,814	$1,824,209	$1,859,023	$—

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2024:

							Loans
	30-59	60-89	>90				Receivable
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing
	(In thousands)
Commercial real estate	$—	$—	$25,441	$25,441	$1,359,644	$1,385,085	$—
Commercial and industrial	36	—	421	457	92,400	92,857	32
Construction	—	—	—	—	257,169	257,169	—
Residential first-lien mortgage	700	94	—	794	67,236	68,030	—
Home equity/consumer	—	—	—	—	18,133	18,133	—

Total	$736	$94	$25,862	$26,692	$1,794,582	$1,821,274	$32

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
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of March 31, 2025. Gross charge-offs are included for the three-months ended March 31, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$27,959	$146,350	$168,360	$303,563	$130,669	$592,539	$6,218	$1,375,658
Special mention	—	—	—	—	—	2,549	—	2,549
Substandard	—	—	—	—	—	25,901	—	25,901

Total commercial real estate	27,959	146,350	168,360	303,563	130,669	620,989	6,218	1,404,108
Current period gross charge-offs						—		—
Commercial and industrial
Pass	1,352	5,621	7,025	19,963	12,169	15,178	26,844	88,152
Special mention	—	—	—	—	—	1,279	—	1,279
Substandard	—	—	—	—	—	510	—	510

Total commercial and industrial	1,352	5,621	7,025	19,963	12,169	16,967	26,844	89,941
Current period gross charge-offs						84		84
Construction
Pass	5,000	4,146	5,040	3,380	46,922	11,952	172,747	249,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	5,000	4,146	5,040	3,380	46,922	11,952	172,747	249,187
Current period gross charge-offs						—		—
Residential first-lien mortgage
Performing	1,495	27,968	3,842	6,706	6,074	51,058	—	97,143
Nonperforming	—	—	—	—	—	112	—	112

Total residential first-lien mortgage	1,495	27,968	3,842	6,706	6,074	51,170	—	97,255
Home equity/consumer
Performing	1,112	1,089	930	1,307	1,067	910	12,099	18,514
Nonperforming	—	—	19	—	—	—	—	19

Total home equity/consumer	1,112	1,089	949	1,307	1,067	910	12,099	18,533
Total
Pass	36,918	185,174	185,197	334,919	196,901	671,637	217,908	1,828,653
Special mention	—	—	—	—	—	3,828	—	3,828
Substandard	—	—	19	—	—	26,523	—	26,542

Total loans	$36,918	$185,174	$185,216	$334,919	$196,901	$701,988	$217,908	$1,859,023

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2024. Gross charge-offs are included for the year-ended December 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$143,453	$168,828	$309,379	$136,509	$58,755	$537,532	$2,600	$1,357,056
Special mention	—	—	—	—	—	2,588	—	2,588
Substandard	—	—	—	—	6,938	18,503	—	25,441

Total commercial real estate	143,453	168,828	309,379	136,509	65,693	558,623	2,600	1,385,085
Current period gross charge-offs						236		236
Commercial and industrial
Pass	—	3,022	10,876	11,183	—	16,440	48,143	89,664
Special mention	—	—	—	—	—	1,906	—	1,906
Substandard	—	—	—	—	—	1,287	—	1,287

Total commercial and industrial	—	3,022	10,876	11,183	—	19,633	48,143	92,857
Current period gross charge-offs						516		516
Construction
Pass	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Current period gross charge-offs						—		—
Residential first-lien mortgage
Performing	596	1,895	6,789	6,134	2,860	49,662	—	67,936
Nonperforming	—	—	—	—	—	94	—	94

Total residential first-lien mortgage	596	1,895	6,789	6,134	2,860	49,756	—	68,030
Home equity/consumer
Performing	1,234	967	556	—	—	—	15,357	18,114
Nonperforming	—	—	19	—	—	—	—	19

Total home equity/consumer	1,234	967	575	—	—	—	15,357	18,133
Total
Pass	163,048	196,821	374,158	246,667	78,046	603,876	127,323	1,789,939
Special mention	—	—	—	—	—	4,494	—	4,494
Substandard	—	—	19	—	6,938	19,884	—	26,841

Total loans	$163,048	$196,821	$374,177	$246,667	$84,984	$628,254	$127,323	$1,821,274

The following table presents the allowance for credit losses on loans receivable at and for the three months ended March 31, 2025:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,821	$1,173	$609	$893	$161	$23,657
Provision (reversal) 1	149	(118)	(209)	395	8	225
Charge-offs	—	(84)	—	—	—	(84)
Recoveries	11	133	—	—	—	144

Total	$20,981	$1,104	$400	$1,288	$169	$23,942

1
The provision for credit losses on the Consolidated Statement of Income is $268 thousand comprising of an increase of $225 thousand to the allowance for loan loss and a $43 thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended March 31, 2024:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Provision (reversal) 1	631	(31)	(124)	(153)	(21)	302
Charge-offs	(237)	(46)	—	—	—	(283)
Recoveries	5	102	—	—	—	107

Total	$16,446	$513	$1,021	$572	$66	$18,618

1
The provision for credit losses on the Consolidated Statement of Income is $186 thousand comprising of an increase of $302 thousand to the allowance for loan loss and a decrease of $116 thousand to the reserve for unfunded liabilities.

As of March 31, 2025, the Company had nine loans totaling $26.5 million that were individually analyzed for potential credit loss and all the loans have real estate as credit support. As of December 31, 2024, the Company had nine loans totaling $26.8 million that were individually analyzed for potential credit loss and all the loans have real estate credit support.
Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no previously modified loans that defaulted for the three-month periods ended March 31, 2025, and December 31, 2024.
Note 5 – Deposits
The components of deposits were as follows:

	March 31, 2025		December 31, 2024
	(Dollars in thousands)
Demand, non-interest-bearing checking	$290,496	14.45%	$300,972	14.81%
Demand, interest-bearing checking	331,032	16.46%	300,559	14.79%
Savings	172,546	8.58%	170,880	8.41%
Money market	464,012	23.08%	490,543	24.13%
Time deposits, $250,000 and over	220,968	10.99%	284,272	13.99%
Time deposits, other	531,612	26.44%	485,399	23.88%

	$2,010,666	100.00%	$2,032,625	100.00%

Note 6 – Borrowings
At March 31, 2025, and December 31, 2024, the Company had no borrowings outstanding.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures
The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820, “
Fair Value Measurement”
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
2025
were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	March 31,
Description	Assets	Inputs	Inputs	2025
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$184,966	$—	$184,966
U.S. government agency securities	—	10,367	—	10,367
Obligations of state and political subdivisions	—	39,303	—	39,303
Small Business Association (SBA) securities	—	1,719	—	1,719
U.S. treasury securities	2,879	—	—	2,879

Mortgage servicings rights	—	960	—	960

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2024 were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2024
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$190,545	$—	$190,545
U.S. government agency securities	—	10,200	—	10,200
Obligations of state and political subdivisions	—	39,730	—	39,730
Small Business Association (SBA) securities	—	1,857	—	1,857
U.S. treasury securities	4,839	—	—	4,839
Mortgage servicings rights	—	1,060	—	1,060
There were no liabilities measured at fair value on a recurring basis, at March 31, 2025 or December 31,
2024
.
For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025, were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	March 31,
Description	Assets	Inputs	Inputs	2025
	(In thousands)
Collateral dependent loan	$—	$—	$15,962	$15,962

	$—	$—	$15,962	$15,962

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024, were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2024
	(In thousands)
Collateral dependent loan	$—	$—	$16,223	$16,223
Other real estate owned 1			295	295

	$—	$—	$16,518	$16,518

1	The Bank charged off approximately $197,000 during the year ended December 31, 2024, prior to the property being transferred to other real estate owned.
The following table presents quantitative information using Level 3 fair value measurements at March 31, 2025.

					Range
	March 31,	Valuation		Unobservable	(Weighted
Description	2025	Technique		Input	Average)
	(Dollars in thousands)
Collateral dependent loan	$15,962	Collateral	1	Discount adjustment	12.9 12.9	% %

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
The following table presents quantitative information using Level 3 fair value measurements at December 31, 2024.

					Range
	December 31,	Valuation		Unobservable	(Weighted
Description	2024	Technique		Input	Average)
	(Dollars in thousands)
Collateral dependent loan	$16,223	Collateral	1	Discount adjustment	12.0 12.0	% %
Other real estate owned 2	$295	Collateral	1	Discount adjustment	0.0 0.0	% %

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
2	The other real estate owned was written down to the estimated net realizable value.
There were no transfers between fair value hierarchy levels during the three months ended March 31, 2025 or 2024. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

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
The carrying amounts and estimated fair value of financial instruments at March 31, 2025 are as follows:

	March 31, 2025
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,674	$67,674	$67,674	$—	$—
Securities available-for-sale at fair value	239,234	239,234	2,879	236,355	—
Securities held-to-maturity	159	160	—	160	—
Loans receivable, net	1,832,597	1,851,924	—	—	1,851,924
Restricted investments in bank stock	2,138	2,138	—	2,138	—
Accrued interest receivable	8,146	8,146	—	8,146	—
Equity method investments	11,310	11,310	—	6,850	4,460
Mortgage servicing rights	960	960	—	960	—
Financial Liabilities:
Deposits	$2,010,666	1,928,981	$—	$1,928,981	$—
Accrued interest payable	12,510	12,510	—	12,510	—

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (concluded)

The carrying amounts and estimated fair value of financial instruments at December 31, 2024 are as follows:

	December 31, 2024
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
The Mortgage servicing rights are carried at estimated fair value. The estimated fair value is obtained through independent third-party valuations.
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

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases

Leases ASC (Topic 842) establishes a right of use model that requires a lessee to record a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company is obligated under 30 operating lease agreements for 28 branches and its corporate offices with terms extending through 2042. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial	Three Months Ended	Year Ended
	Condition Location	March 31, 2025	December 31, 2024
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$21,903	$23,398
Increased asset from new leases		—	3,066
Accumulated amortization		(714)	(4,561)

Net book value	Operating lease right-of-use asset	$21,189	$21,903

Operating Lease Liability:

Lease liability	Operating lease liability	$22,241	$22,941

As of March 31, 2025, the weighted-average remaining lease terms for operating leases was 10.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.54%. The Company used Federal Home Loan Bank (“FHLB”) fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.
Future minimum payments under operating leases with terms longer than 12 months are as follows at March 31, 2025 (in thousands):

Amount
(In thousands)
Twelve months ended March 31,
2026	$3,679
2027	3,428
2028	3,157
2028	2,953
2030	2,446
Thereafter	13,926

Total future operating lease payment	29,589
Amounts representing interest	(7,348)

Present value of net future lease payments	$22,241

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases (concluded)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Lease cost:
Operating lease	$1,025	$987
Short-term lease cost	66	48

Total lease cost	$1,091	$1,035

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$940	$898

Note 9 – Goodwill and Core Deposit Intangible
In accordance with ASC 805, the Company recorded $5.5 million of goodwill along with a core deposit intangible asset of $2.8 million for the Cornerstone Bank acquisition in 2024 and recorded $8.9 million of goodwill along with a core deposit intangible asset of $4.2 million for the five branches acquired in 2019. The Noah Bank acquisition that occurred in 2023 did not generate any goodwill, but the Bank recorded $98 thousand in core deposit intangible asset. The core deposit intangible assets are being amortized over 10 years, using the sum of the year’s digits. Except as set forth below, GAAP requires that goodwill be tested for impairment annually based on closing date or more frequently if impairment indicators arise. The reporting unit was determined to be our community banking operations, which is our only operating segment.
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
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2024	$14,381	$3,632
Amortization expense	—	(229)

Balance at March 31, 2025	$14,381	$3,403

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible (concluded)

As of March 31, 2025, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

Amount
(In thousands)
2025	618
2026	717
2027	587
2028	457
2029	327
Thereafter	697

Total	$3,403

Note 10 – Subsequent Events
On April 22, 2025, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on May 6, 2025, payable on May 29, 2025.
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
Government economic programs intended to backstop and bolster the economy through the pandemic have ended, and the nation’s economy has entered an inflationary phase. The Consumer Price Index has risen to levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies and modestly decreased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession. Regional conflicts around the world, including between Russia and Ukraine, have exacerbated pandemic-related supply chain issues, upset numerous global markets including energy and certain raw materials, and generally added to economic uncertainty and geopolitical instability. Any or all could have negative downstream effects on the Company’s operating results, the extent of which is indeterminable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K as of and for the year ended December 31, 2024.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher tariffs imposed by the Trump administration, higher inflation levels, and general economic and recessionary concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the integration of the businesses of the Company and Cornerstone Bank; the global impact of the military conflicts in the Ukraine and the Middle East; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024, and the success of the Company at managing the risks involved in the foregoing.

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

Critical Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K and Note 1- Summary of Significant Accounting Policies in this document.

Economy

The first quarter of 2025 opened with optimism regarding economic resilience, the potential for tax cuts, and expectations for a more favorable regulatory environment for businesses. That optimism was replaced by a growing sense of uncertainty around trade policy. The economic data proved mostly stable although there was early evidence of uncertainty. Financial markets also showed signs of uncertainty with equities and Treasury yields falling into quarter-end.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

General

Total assets were $2.32 billion at March 31, 2025, a decrease of $22.1 million, or 0.95% when compared to $2.34 billion at the end of 2024. The primary reasons for the decrease in total assets were related to decreases in cash of $49.7 million and in investment securities of $7.9 million, partially offset by an increase in net loans of $37.7 million. The decreases in cash and investment securities were caused in part by the decrease in deposits discussed below. The increase in the Company’s net loans consisted of increases of $29.2 million in residential mortgages, and $19.0 million in commercial real estate (“CRE”) loans, all partially offset by decreases of $8.0 million in construction loans and $2.9 million in commercial and industrial loans.

Cash and cash equivalents

Cash and cash equivalents decreased $49.7 million, or 42.3%, to $67.7 million at March 31, 2025 compared to December 31, 2024.

Investment securities

Total available-for-sale investment securities decreased $7.9 million, or 3.2%, to $239.2 million at March 31, 2025 compared to December 31, 2024. This decrease was primarily related to decreases in mortgage-backed securities of U.S. government sponsored enterprises and U.S treasury securities during the three-months ended March 31, 2025.

Loans

Loans, net of deferred loan fees and costs, increased $37.7 million, or 2.1%, to $1.86 billion at March 31, 2025 compared to December 31, 2024. The increase in the Company’s net loans consisted of increases of $29.2 million in residential mortgages, and $19.0 million in commercial real estate loans, all partially offset by decreases of $8.0 million in construction loans and $2.9 million in commercial and industrial loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.40 billion or 75.5% of total loans of $1.86 billion at March 31, 2025. There were 766 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.29 billion or 92.6% of the CRE portfolio and less than 80% for $1.39 billion or 99.6% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	March 31, 2025			December 31, 2024
	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	524,234	37.4%	53.0%	533,287	38.6%	53.6%
Owner Occupied	411,895	29.3%	36.2%	407,798	29.4%	36.3%
Land	27,745	2.0%	63.0%	25,241	1.8%	73.9%
Non Owner Occupied
Retail	114,490	8.2%	42.6%	100,771	7.3%	42.5%
Office Building	104,435	7.4%	44.0%	104,388	7.5%	43.5%
Industrial/Warehousing	83,329	5.9%	45.0%	73,417	5.3%	44.9%
Mixed Use	47,677	3.4%	43.7%	48,076	3.5%	43.7%
Restaurants	21,429	1.5%	39.2%	22,650	1.6%	39.3%
Healthcare	10,158	0.7%	52.7%	10,268	0.7%	53.3%
Other	58,716	4.2%	44.5%	59,189	4.3%	45.6%

Total non owner occupied	440,234	31.3%		418,759	30.2%

Total Commercial Real Estate	1,404,108	100.0%		1,385,085	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	March 31, 2025		December 31, 2024
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	637,112	45.3%	639,994	46.1%
New Jersey	548,319	39.1%	540,896	39.1%
Pennslyvania	197,725	14.1%	184,084	13.3%
Other	20,952	1.5%	20,111	1.5%

	1,404,108	100.00%	1,385,085	100.00%

For the three-months ended March 31, 2025, charge-offs were $84 thousand and recoveries were $143 thousand. For the three-months ended December 31, 2024, charge-offs were $107 thousand and recoveries were $21 thousand. The coverage ratio of the allowance for credit losses to period end loans was 1.29% at March 31, 2025 and 1.30% at December 31, 2024.

At March 31, 2025, non-performing assets totaled $26.5 million, a decrease of $614 thousand when compared to the amount at December 31, 2024. Non-performing assets as a percentage of total loans, net of deferred fees and costs, was 1.43% at March 31, 2025 and 1.48% at December 31, 2024.

Deposits

Total deposits on March 31, 2025, decreased $22.0 million, or 1.08%, when compared to December 31, 2024. The decrease in the Company’s deposits consisted of decreases in money market deposits of $26.5 million, certificates of deposit of $17.1 million, and non-interest-bearing deposits of $10.5 million, These were partially offset by increases in interest-bearing demand deposits of $30.5 million, and savings deposits of $1.7 million.

At March 31, 2025, the Company had approximately $645.1 million in uninsured deposits, consisting of $85.5 million in non-interest-bearing demand deposits, $230.6 million in interest-bearing demand deposits, $152.8 million in money market accounts, $24.7 million in savings deposits and $151.5 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at March 31, 2025 or December 31, 2024.

Stockholders’ equity

Total stockholders’ equity at March 31, 2025, increased $4.9 million or 1.89% when compared to December 31, 2024. The increase was primarily due to an increase in retained earnings of $3.3 million, which consisted of $5.4 million in net income, partially offset by $2.1 million of cash dividends recorded during the period, an increase in paid-in capital of $544 thousand, and a $1.3 million decrease in our accumulated other comprehensive loss. These were partially offset by a $163 thousand purchase of treasury stock. The ratio of equity to total assets at March 31, 2025 and at December 31, 2024 was 11.5% and 11.2%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. The Company maintained a $110.0 million letter of credit with the FHLB supporting municipal deposits as of March 31, 2025. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $540.5 million as of March 31, 2025.

As of March 31, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $10.0 million at March 31, 2025. As of March 31, 2025, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of March 31, 2025, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at March 31, 2025.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At March 31, 2025, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of March 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at March 31, 2025 and December 31, 2024 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025:
Total capital (to risk-weighted assets)	$276,526	13.681%	$212,223	10.500%	$202,117	10.000%
Tier 1 capital (to risk-weighted assets)	$252,584	12.497%	$171,799	8.500%	$161,694	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$252,584	12.497%	$141,482	7.000%	$131,376	6.500%
Tier 1 leverage capital (to average assets)	$252,584	10.913%	$150,443	6.500%	$115,725	5.000%
December 31, 2024:
Total capital (to risk-weighted assets)	$270,633	13.490%	$210,648	10.500%	$200,617	10.000%
Tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$170,524	8.500%	$160,493	8.000%
Common equity tier 1 capital (to risk- weighted assets)	$246,976	12.311%	$140,432	7.000%	$130,401	6.500%
Tier 1 leverage capital (to average assets)	$246,976	10.577%	$151,776	6.500%	$116,750	5.000%

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General

The Company reported net income of $5.4 million, or $0.77 per diluted common share, for the first quarter of 2025, compared to net income of $4.3 million, or $0.68 per diluted common share, for the first quarter of 2024. The increase in net income for the first quarter of 2025 when compared to the first quarter of 2024 was primarily due to increases of $3.2 million and $205 thousand in net interest income after provision for credit losses and non-interest income, respectively, partially offset by increases of $2.0 million and $443 thousand in non-interest expense and income tax expense, respectively.

Interest income

Interest income increased $5.2 million for the three months ended March 31, 2025, compared to the same period in 2024. Interest income on loans increased $4.7 million due to increases in both the average balance of loans of $300.2 million and the yield of 2 basis points. Interest on taxable available-for-sale securities increased $2.1 million due to a 127 basis point increase in yield and a $145.3 million increase in the average balance of taxable available-for-sale securities. Other interest and dividend income decreased $1.5 million due to a decrease in average balance of $97.7 million and a decrease in the yield of 97 basis points.

Interest expense

Interest expense on deposits increased $1.9 million to $14.5 million for the three-month period ended March 31, 2025 over the same prior year period, due to an increase in the average balance of interest-bearing deposits of $306.8 million, partially offset by a decrease in the rate paid on interest-bearing deposits of 15 basis points.

Provision for credit losses

The Company recorded a provision for credit losses of $268 thousand during the first quarter of 2025, which consisted of a provision to the reserve for credit losses on loans in the amount of $225 thousand and a provision to the reserve for unfunded liabilities of $43 thousand. The current quarter’s provision recorded on the Company’s statements of income was $82 thousand higher when compared to the first quarter of 2024. For the quarter ended March 31, 2025, the Company recorded charge-offs of $84 thousand and recoveries of $143 thousand.

Non-interest income

Total non-interest income was $2.2 million for the three-months ended March 31, 2025, an increase of $205 thousand or 10.3% when compared to the same prior year period.

Non-interest expense

Total non-interest expense was impacted by the Cornerstone Bank acquisition in the third quarter of 2024. It was $13.8 million for the three-months ended March 31, 2025, an increase of $2.0 million or 16.5% when compared to the same prior year period. This increase was primarily related to increases in salaries and employee benefits expense of $652 thousand, data processing and communications expense of $466 thousand, federal deposit insurance expense of $260 thousand, occupancy and equipment expense of $256 thousand, professional fees of $237 thousand and core deposit intangible expense of $108 thousand.

Provision for income taxes

For the quarter ended March 31, 2025, the Company recorded an income tax expense of $1.5 million, resulting in an effective tax rate of 21.9%, compared to an income tax expense of $1.1 million resulting in an effective tax rate of 19.7% for the quarter ended March 31, 2024.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the three-month period indicated the total dollar amount of interest earned from average interest earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average loan receivables balances include non-accrual loans. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis, as the impacts were not deemed to be significant.

	Three Months Ended March 31,
	2025			2024			Change 2025 vs 2024
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,851,439	$29,624	6.49%	$1,551,206	$24,940	6.47%	$300,233	0.02%
Securities
Taxable available-for-sale	203,992	2,616	5.13%	58,742	564	3.86%	145,250	1.27%
Tax exempt available-for-sale	39,978	284	2.84%	40,758	285	2.81%	(780)	0.03%
Held-to-maturity	160	2	5.33%	182	2	4.42%	(22)	0.91%
Federal funds sold	53,314	580	4.41%	148,069	2,009	5.46%	(94,755)	-1.05%
Other interest earning-assets	16,028	189	4.78%	18,954	266	5.64%	(2,926)	-0.86%

Total interest-earning assets	2,164,911	$33,295	6.24%	1,817,911	$28,066	6.21%	347,000	0.03%

Other non-earnings assets	170,945			140,660			30,285

Total assets	$2,335,856			$1,958,571			$377,285

Interest-bearing liabilities
Demand	$325,278	$1,556	1.94%	$242,030	$1,193	1.98%	$83,248	-0.04%
Savings	171,404	948	2.24%	147,672	921	2.51%	23,732	-0.27%
Money markets	476,338	3,640	3.10%	364,150	3,557	3.93%	112,188	-0.83%
Certificates of deposit	765,942	8,394	4.45%	678,306	6,947	4.12%	87,636	0.34%

Total deposit	1,738,962	14,538	3.39%	1,432,158	12,618	3.54%	306,804	-0.15%
Borrowings	—	—	N/A	—	—	0.00%	—	N/A

Total interest-bearing liabilities	1,738,962	$14,538	3.39%	1,432,158	$12,618	3.54%	306,804	-0.15%

Non-interest-bearing deposits	287,506			244,089			43,417
Other liabilities	45,354			42,094			3,260

Total liabilities	2,071,822			1,718,341			353,481
Stockholders’ equity	264,034			240,230			23,804

Total liabilities and stockholder’s equity	$2,335,856			$1,958,571			$377,285

Net interest-earnings assets	$425,949			$385,753			$40,196
Net interest income; interest rate spread			2.85%			2.67%		0.18%
Net interest margin		$18,757	3.51%		$15,448	3.42%	$3,309	0.10%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31, 2025 vs . 2024 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$5	$4,679	$4,684
Securities available-for-sale
Taxable	358	1,694	2,052
Tax-exempt	6	(7)	(1)
Securities held-to-maturity	—	—	—
Federal funds sold	(752)	(677)	(1,429)
Other interest and dividend income	(80)	3	(77)

Total interest and dividend income	$(463)	$5,692	$5,229

Interest expense
Demand	$(26)	$389	$363
Savings	(105)	133	28
Money markets	(849)	932	83
Certificates of deposit	549	897	1,446
Borrowings	—	—	—

Total interest expense	$(431)	$2,351	$1,920

Change in net interest income	$(32)	$3,341	$3,309

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2025, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2025, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$22,235	$39,585	$64,336	$32,892	$91,817	$(11,472)	$239,393
Loans receivable	428,110	216,932	568,904	516,333	116,723	(14,405)	1,832,597
Other interest-earnings assets (2)	47,032	—	—	—	—	—	47,032

Total interest-earning assets	$497,377	$256,517	$633,240	$549,225	$208,540	$(25,877)	$2,119,022

Interest-bearing liabilities:
Checking and savings accounts	$503,578		$—	$—	$—	$—	$503,578
Money market accounts	464,012	—	—	—	—	—	464,012
Certificate accounts	333,267	382,468	33,682	3,163	—	—	752,580
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$1,300,857	$382,468	$33,682	$3,163	$—	$—	$1,720,170

Interest-earning assets less interest-bearing liabilities	$(803,480)	$(125,951)	$599,558	$546,062	$208,540	$(25,877)	$398,852

Cumulative interest-rate sensitivity gap (3)	$(803,480)	$(929,431)	$(329,873)	$216,189	$424,729

Cumulative interest-rate gap as a percentage of total assets at March 31, 2025	-34.66%	-40.09%	-14.23%	9.33%	18.32%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2025	38.23%	44.79%	80.79%	112.57%	124.69%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2025, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
		(Dollars in thousands)
300	$306,783	$(43,389)	-12.39%	14.07%	(1.03)
200	$323,140	$(27,032)	-7.72%	14.52%	(0.58)
100	$336,132	$(14,040)	-4.01%	14.80%	(0.30)
Static	$350,172	$—		15.10%
(100)	$362,926	$12,754	3.64%	15.38%	0.28
(200)	$367,180	$17,008	4.86%	15.35%	0.25
(300)	$359,511	$9,339	2.67%	14.84%	(0.26)

[1]	Economic Value of Equity (EVE) divded by Economic Value of Assets (EVA)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of March 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2025 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s repurchase of shares of common stock for the three months ended March 31, 2024 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program 1	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs 1
Period
				286,500
January 1 - 31, 2025	—	$—	—	286,500
February 1 - 28, 2025	—	$—	—	286,500
March 1 - 31, 2025	5,250	$31.10	5,250	281,250

	5,250	$31.10	5,250

1
On August 10, 2023, the Company announced a stock repurchase program to repurchase up to 314,000 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a period of time necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

Princeton Bancorp, Inc.

Date: May 9, 2025	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)