Form 10-Q
period 2025-06-30
Princeton Bancorp, Inc.
filed 2025-08-08
CIK 1913971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2025, there were 6,747,923 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$19,609	$16,915
Interest-earning bank balances	1,485	16,729
Federal funds sold	—	83,704

Total cash and cash equivalents	21,094	117,348

Securities available-for-sale, at fair value	224,763	247,171
Securities held-to-maturity (fair value $158 and $162, at June 30, 2025 and December 31, 2024, respectively)	157	161
Loans receivable, net of deferred fees and costs	1,839,228	1,818,875
Less: allowance for credit losses	(21,014)	(23,657)

Loan receivable, net	1,818,214	1,795,218
Bank-owned life insurance	70,357	72,111
Premises and equipment, net	17,361	17,804
Accrued interest receivable	7,868	7,975
Restricted investment in bank stock	2,816	2,075
Deferred taxes, net	19,533	20,276
Goodwill	14,381	14,381
Core deposit intangible	3,185	3,632
Other real estate owned	—	295
Operating lease right-of-use asset	20,438	21,903
Other assets	21,501	19,883

TOTAL ASSETS	$2,241,668	$2,340,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$299,902	$300,972
Interest-bearing	1,632,470	1,731,653

Total deposits	1,932,372	2,032,625
Borrowings	10,000	—
Accrued interest payable	9,655	15,401
Operating lease liability	21,501	22,941
Other liabilities	6,194	7,226

TOTAL LIABILITIES	1,979,722	2,078,193

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at June 30, 2025 and at December 31, 2024	—	—
Common stock, no par value; 15,000,000 shares authorized, 7,011,952 shares issued and 6,805,799 outstanding at June 30, 2025; 6,910,693 shares issued and 6,883,193 outstanding at December 31, 2024	—	—
Paid-in capital	121,706	119,908
Treasury stock, at cost; 206,153 shares at June 30, 2025 and 27,500 shares at December 31, 2024	(6,485)	(842)
Retained earnings	153,768	151,915
Accumulated other comprehensive loss	(7,043)	(8,941)

TOTAL STOCKHOLDERS’ EQUITY	261,946	262,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,241,668	$2,340,233

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$29,620	$26,034	$59,244	$50,974
Securities available-for-sale:
Taxable	2,298	1,001	4,914	1,565
Tax-exempt	279	286	563	572
Securities held-to-maturity	2	3	4	5
Other interest and dividend income	557	2,086	1,326	4,360

TOTAL INTEREST AND DIVIDEND INCOME	32,756	29,410	66,051	57,476

INTEREST EXPENSE
Deposits	13,933	13,442	28,471	26,060
Borrowings	13	—	13	—

TOTAL INTEREST EXPENSE	13,946	13,442	28,484	26,060

NET INTEREST INCOME	18,810	15,968	37,567	31,416
Provision for (reversal of) credit losses	6,956	(118)	7,224	68

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	11,854	16,086	30,343	31,348

NON-INTEREST INCOME
Income from bank-owned life insurance	494	388	965	769
Fees and service charges	551	465	1,062	897
Loan fees, including preypayment penalties	703	937	1,378	1,661
Other	503	297	1,036	745

TOTAL NON-INTEREST INCOME	2,251	2,087	4,441	4,072

NON-INTEREST EXPENSE
Salaries and employee benefits	7,093	6,443	14,265	12,963
Occupancy and equipment	2,147	1,850	4,432	3,879
Professional fees	721	602	1,482	1,126
Data processing and communications	1,543	1,404	3,169	2,564
Federal deposit insurance	415	279	948	552
Advertising and promotion	152	156	323	298
Office expense	238	155	348	274
Other real estate expenses	—	—	27	—
Core deposit intangible	219	111	447	231
Other	981	1,009	1,860	1,958

TOTAL NON-INTEREST EXPENSE	13,509	12,009	27,301	23,845

INCOME BEFORE INCOME TAX EXPENSE	596	6,164	7,483	11,575
INCOME TAX (BENEFIT) EXPENSE	(92)	1,038	1,417	2,104

NET INCOME	$688	$5,126	$6,066	$9,471

Earnings per common share-basic	$0.10	$0.81	$0.88	$1.50
Earnings per common share-diluted	$0.10	$0.80	$0.88	$1.48
See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET INCOME	$688	$5,126	$6,066	$9,471
Other comprehensive income (loss)
Unrealized gains(losses) arising during period on securities available-for-sale	821	(1,110)	2,648	(2,001)

Net unrealized gain (loss) income	821	(1,110)	2,648	(2,001)
Tax effect	(234)	316	(750)	916

Total other comprehensive income (loss)	587	(794)	1,898	(1,085)

COMPREHENSIVE INCOME	$1,275	$4,332	$7,964	$8,386

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended June 30, 2025 and 2024
Balance, April 1, 2024	$—	$98,312	$(579)	$151,860	$(7,785)	241,808
Net income	—	—	—	5,126	—	5,126
Other comprehensive loss	—	—	—	—	(794)	(794)
Treasury stock repurchases (8,500 shares)	—	—	(263)	—	—	(263)
Stock options exercised (40,050 shares)	—	556	—	—	—	556
Dividends declared $0.30 per share	—	—	—	(1,868)	—	(1,868)
Dividend reinvestment plan (1,141 shares)	—	35	—	(35)	—	—
Stock-based compensation expense	—	276	—	—	—	276

Balance, June 30, 2024	$—	$99,179	$(842)	$155,083	$(8,579)	$244,841

Balance, April 1, 2025	$—	$120,452	$(1,005)	$155,170	$(7,630)	$266,987
Net income	—	—	—	688	—	688
Other comprehensive income	—	—	—	—	587	587
Treasury stock repurchases (173,403 shares)	—	—	(5,480)	—	—	(5,480)
Stock options exercised (50,000 shares)	—	899	—	—	—	899
Share redemption for tax withholding on restricted stock vesting	—	—	—	—	—	—
Dividends declared $0.30 per share	—	—	—	(2,057)	—	(2,057)
Dividend reinvestment plan (1,072 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	322	—	—	—	322

Balance, June 30, 2025	$—	$121,706	$(6,485)	$153,768	$(7,043)	$261,946

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	stock	Capital	Stock	Earnings	Loss	Total
Six Months Ended June 30, 2025 and 2024
Balance, January 1, 2024	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	9,471	—	9,471
Other comprehensive loss	—	—	—	—	(1,085)	(1,085)
Treasury stock repurchases (27,500 shares)	—	—	(842)	—	—	(842)
Stock options exercised (42,500 shares)	—	590	—	—	—	590
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $0.60 per share	—	—	—	(3,734)	—	(3,734)
Dividend reinvestment plan (2,159 shares)	—	68	—	(68)	—	—
Stock-based compensation expense	—	479	—	—	—	479

Balance, June 30, 2024	$—	$99,179	$(842)	$155,083	$(8,579)	$244,841

Balance, January 1, 2025	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income	—	—	—	6,066	—	6,066
Other comprehensive income	—	—	—	—	1,898	1,898
Treasury stock repurchases (178,653 shares)	—	—	(5,643)		—	(5,643)
Stock options exercised (71,300 shares)	—	1,342	—	—	—	1,342
Share redemption for tax withholding on restricted stock vesting	—	(227)	—	—	—	(227)
Dividends declared $0.60 per share	—	—	—	(4,149)	—	(4,149)
Dividend reinvestment plan (2,066 shares)	—	64	—	(64)	—	—
Stock-based compensation expense	—	619	—	—	—	619

Balance, June 30, 2025	$—	$121,706	$(6,485)	$153,768	$(7,043)	$261,946

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,066	$9,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,224	68
Depreciation and amortization	894	817
Stock-based compensation expense	619	479
Amortization of premiums and accretion of discounts on securities, net	142	99
Accretion of net deferred loan fees and costs	(2,600)	(721)
Increase in cash surrender value of bank-owned life insurance	(965)	(769)
Deferred income (benefit) tax	743	1,252
Amortization of core deposit intangible	447	231
Decrease (increase) in accrued interest receivable and other assets	90	(1,275)
(Decrease) in accrued interest payable and other liabilities	(8,267)	(518)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,393	9,134

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,590)	(49,331)
Maturities, calls and principal repayments of securities available-for-sale	36,504	6,894
Maturities, calls and principal repayments of securities held-to-maturity	4	28
Net (increase) in loans	(27,571)	(24,296)
Purchases of premises and equipment	(451)	(446)
Exchange (purchase) of bank-owned life insurance	2,798	—
(Purchases) of equity method investments	(670)	—
(Purchases) redemption of restricted bank stock	(741)	(331)

NET CASH USED IN INVESTMENT ACTIVITIES	(1,717)	(67,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(100,253)	63,331
Proceeds from overnight borrowings	10,000	—
Cash dividends	4,149	(3,734)
Share redemption for tax witholding on restricted stock vesting	(227)	(249)
Purchase of treasury stock	(5,643)	(842)
Proceeds from exercise of stock options	1,342	590

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(98,930)	59,096

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(96,254)	748
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,348	150,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,094	$151,305

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$34,230	$24,174
Income taxes paid	$2,694	$1,279
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
On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of June 30, 2025, the Company and its subsidiaries had 251 total employees and 247 full-time equivalent employees.
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
Management believes that the allowance for credit losses is adequate as of June 30, 2025. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to effect certain changes that result in additions to the allowance based on their judgments about information available to them at the time of their examinations.
Segment Reporting
The Company adopted Accounting Standards Update (ASU)
2023-07
“
Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures
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
Recent Accounting Pronouncements Adopted
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued (ASU)
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
, which enhances the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as additional information about income taxes paid. The ASU also removes certain disclosures that are no longer considered cost beneficial or relevant.
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
The following schedule presents earnings per share data for the three and six month periods ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income applicable to common stock	$688	$5,126	$6,066	$9,471
Weighted average number of common shares outstanding	6,867	6,332	6,886	6,330

Basic earnings per share	$0.10	$0.81	$0.88	$1.50

Net income applicable to common stock	$688	$5,126	$6,066	$9,471
Weighted average number of common shares outstanding	6,867	6,332	6,886	6,330
Dilutive effect on common shares outstanding	29	85	43	79

Weighted average number of diluted common shares outstanding	6,896	6,417	6,929	6,409

Diluted earnings per share	$0.10	$0.80	$0.88	$1.48

The following schedule presents stock options granted but not exercised and the amount of shares that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three- and six-months
period ended June 30, 2025, and 2024:

	Three months ended June 30,
	2025		2024
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	178,396	$25.10	310,582	$32.61
Anti-dilutive	—	$—	—	$—

	Six months ended June 30,
	2025		2024
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	178,001	$25.07	321,403	$24.61
Anti-dilutive	—	—	—	$—

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities
The following summarizes the amortized cost and fair value of securities available-for-sale
at June 30, 2025 and December 31, 2024 with gross unrealized gains and losses therein:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$175,736	$743	$(6,033)	$170,445
U.S. government agency securities	11,260	1	(919)	10,341
Obligations of state and political subdivisions	43,220	1	(3,635)	39,587
Small business association (SBA) securities	1,481	8	(1)	1,487
U.S. treasury securities	2,905	—	(2)	2,903

Total	$234,602	$753	$(10,590)	$224,763

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available -for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$197,792	$422	$(7,669)	$190,545
U.S. government agency securities	11,260	17	(1,077)	10,200
Obligations of state and political subdivisions	43,895	1	(4,166)	39,730
Small business association (SBA) securities	1,856	5	(4)	1,857
U.S. treasury securities	4,855	1	(17)	4,839

Total	$259,658	$446	$(12,933)	$247,171

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale
at June 30, 2025 and December 31, 2024 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2025
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$41,075	$(278)	$28,055	$(5,755)	$69,130	$(6,033)
U.S. government agency securities	4,879	(60)	5,400	(859)	10,279	(919)
Obligations of state and political subdivisions	2,205	(4)	34,816	(3,631)	37,021	(3,635)
Small business association (SBA) securities	165	—	85	(1)	250	(1)
U.S. Treasuries	2,903	(2)	—	—	2,903	(2)

Total	$51,227	$(344)	$68,356	$(10,246)	$119,583	$(10,590)

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2024
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$122,763	$(1,157)	$29,229	$(6,512)	$151,992	$(7,669)
U.S. government agency securities	129	—	5,183	(1,077)	5,312	(1,077)
Obligations of state and political subdivisions	3,664	(39)	34,320	(4,127)	37,984	(4,166)
Small business association (SBA) securities	447	(1)	449	(3)	896	(4)
U.S. Treasuries	2,846	(17)	—	—	2,846	(17)

	$129,849	$(1,214)	$69,181	$(11,719)	$199,030	$(12,933)

The amortized cost and fair value of securities
available-for-sale
at June 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$2,122	$2,122
Due after one year through five years	9,427	9,334
Due after five years through ten years	41,975	38,369
Due after ten years	5,342	4,493
Mortgage-backed securities (GSEs)	175,736	170,445

	$234,602	$224,763

Proceeds from calls and maturities of securities
available-for-sale
were not significant for the
six-month
period ended June 30, 2025 or 2024.
The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale.
The Company did not have an allowance for credit losses on its investment securities available-for-sale
as of June 30, 2025 or 2024.
The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S. guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit
loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at June 30, 2025. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor’s. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of June 30, 2025.
At June 30, 2025, the Company’s
available-for-sale
securities portfolio consisted of approximately 270 securities, of which 161 available-for-sale
securities were in an unrealized loss position for more than twelve months and 31 available-for-sale
securities were in an unrealized loss position for less than twelve months. The available-for-sale
securities in an unrealized loss position for more than twelve months consisted of 106 municipal securities aggregating $34.8 million with a loss of $3.6 million, 50 mortgage-backed securities-GSE
aggregating $28.0 million with a loss of $5.8 million, 1 agency security aggregating $5.4 million with a loss of $859 thousand and 4 SBA securities aggregating $85 thousand with a loss of $1 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.
There are
no
securities pledged as of June 30, 2025, and December 31, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable
Loans receivable, net at June 30, 2025 and December 31, 2024 were comprised of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Commercial real estate	$1,378,327	$1,385,085
Commercial and industrial	78,409	92,857
Construction	255,335	257,169
Residential first-lien mortgage	108,558	68,030
Home equity/consumer	21,416	18,133

Total loans	1,842,045	1,821,274
Deferred fees and costs	(2,817)	(2,399)

Loans, net	$1,839,228	$1,818,875

The Company purchased approximately $43.0 million in residential loans and $2.8 million in consumer loans during the six-months
ended June 30, 2025. Besides the loans acquired in the acquisition of Cornerstone Bank in the third quarter of 2024, the Company did not purchase any loans during the year ended December 31, 2024.
The Company uses the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical and peer loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended June 30, 2025.
The following table presents the components of the allowance for credit losses:

	June 30, 2025	December 31, 2024
	(In thousands)
Allowance for credit losses - loans	$(21,014)	$(23,657)
Allowance for credit losses - off balance sheet	(411)	(361)

	$(21,425)	$(24,018)

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents nonaccrual loans by segment of the loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	With a	Without a	With a	Without a
	Related	Related	Related	Related
	Allowance	Allowance	Allowance	Allowance
	(In thousands)
Commercial real estate	$—	$15,312	$18,502	$6,939
Commercial and industrial	—	$1,071	109	1,178
Construction	—	—	—	—
Residential first-lien mortgage	—	147	—	94
Home equity/consumer	—	—	—	19

Total nonaccrual loans	$—	$16,530	$18,611	$8,230

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days or when the ability to collect principal and interest according to the contractual terms is in doubt. During the six-month
period ended June 30, 2025, the Company wrote off $675 thousand in accrued interest receivable for loans, compared to $666 thousand for the six-month
period ended June 30, 2024. Accrued interest receivable related to loans, at June 30, 2025, and December 31, 2024, was $6.5 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of June 30, 2025:

							Loans
	30-59	60-89	>90				Receivable
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing
	(In thousands)
Commercial real estate	$379	$—	$15,312	$15,691	$1,362,636	$1,378,327	$—
Commercial and industrial	1,423	—	1,071	2,494	75,915	78,409	65
Construction	—	—	—	—	255,335	255,335	—
Residential first-lien mortgage	612	—	147	759	107,799	108,558	—
Home equity/consumer	—	—	—	—	21,416	21,416	—

Total	$2,414	$—	$16,530	$18,944	$1,823,101	$1,842,045	$65

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2024:

							Loans
	30-59	60-89	>90				Receivable
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing
	(In thousands)
Commercial real estate	$—	$—	$25,441	$25,441	$1,359,644	$1,385,085	$—
Commercial and industrial	36	—	421	457	92,400	92,857	32
Construction	—	—	—	—	257,169	257,169	—
Residential first-lien mortgage	700	94	—	794	67,236	68,030	—
Home equity/consumer	—	—	—	—	18,133	18,133	—

Total	$736	$94	$25,862	$26,692	$1,794,582	$1,821,274	$32

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
The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of June 30, 2025. Gross charge-offs are included for the six-months
ended June 30, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$48,349	$129,926	$163,654	$302,928	$131,269	$572,356	$6,030	$1,354,512
Special mention	—	—	—	—	—	8,502	—	8,502
Substandard	—	—	—	—	—	15,313	—	15,313

Total commercial real estate	48,349	129,926	163,654	302,928	131,269	596,171	6,030	1,378,327
Current period gross charge-offs						9,950		9,950
Commercial and industrial
Pass	2,641	3,046	4,952	10,625	11,517	14,513	29,404	76,698
Special mention	—	—	—	—	—	641	—	641
Substandard	—	—	—	—	—	1,070	—	1,070

Total commercial and industrial	2,641	3,046	4,952	10,625	11,517	16,224	29,404	78,409
Current period gross charge-offs						83		83
Construction
Pass	18,602	4,000	7,234	9,380	31,349	6,416	178,354	255,335
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	18,602	4,000	7,234	9,380	31,349	6,416	178,354	255,335
Current period gross charge-offs						—		—
Residential first-lien mortgage
Performing	5,204	34,213	11,357	7,957	7,083	42,597	—	108,411
Nonperforming	—	—	—	—	—	147	—	147

Total residential first-lien mortgage	5,204	34,213	11,357	7,957	7,083	42,744	—	108,558
Home equity/consumer
Performing	4,147	1,596	374	1,930	986	995	11,388	21,416
Nonperforming	—	—	—	—	—	—	—	—

Total home equity/consumer	4,147	1,596	374	1,930	986	995	11,388	21,416
Total
Pass	78,943	172,781	187,571	332,820	182,204	636,877	225,176	1,816,372
Special mention	—	—	—	—	—	9,143	—	9,143
Substandard	—	—	—	—	—	16,530	—	16,530

Total loans	$78,943	$172,781	$187,571	$332,820	$182,204	$662,550	$225,176	$1,842,045

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2024. Gross charge-offs are included for the year-ended December 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$143,453	$168,828	$309,379	$136,509	$58,755	$537,532	$2,600	$1,357,056
Special mention	—	—	—	—	—	2,588	—	2,588
Substandard	—	—	—	—	6,938	18,503	—	25,441

Total commercial real estate	143,453	168,828	309,379	136,509	65,693	558,623	2,600	1,385,085
Current period gross charge-offs						236		236
Commercial and industrial
Pass	—	3,022	10,876	11,183	—	16,440	48,143	89,664
Special mention	—	—	—	—	—	1,906	—	1,906
Substandard	—	—	—	—	—	1,287	—	1,287

Total commercial and industrial	—	3,022	10,876	11,183	—	19,633	48,143	92,857
Current period gross charge-offs						516		516
Construction
Pass	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total construction	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Current period gross charge-offs						—		—
Residential first-lien mortgage
Performing	596	1,895	6,789	6,134	2,860	49,662	—	67,936
Nonperforming	—	—	—	—	—	94	—	94

Total residential first-lien mortgage	596	1,895	6,789	6,134	2,860	49,756	—	68,030
Home equity/consumer
Performing	1,234	967	556	—	—	—	15,357	18,114
Nonperforming	—	—	19	—	—	—	—	19

Total home equity/consumer	1,234	967	575	—	—	—	15,357	18,133
Total
Pass	163,048	196,821	374,158	246,667	78,046	603,876	127,323	1,789,939
Special mention	—	—	—	—	—	4,494	—	4,494
Substandard	—	—	19	—	6,938	19,884	—	26,841

Total loans	$163,048	$196,821	$374,177	$246,667	$84,984	$628,254	$127,323	$1,821,274

The following table presents the allowance for credit losses on loans receivable at and for the three months ended June 30, 2025:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,981	$1,104	$400	$1,288	$169	23,942
Provision (reversal) 1	7,013	(155)	29	70	(8)	6,949
Charge-offs	(9,950)	1	—	—	—	(9,949)
Recoveries	6	66	—	—	—	72

Total	$18,050	$1,016	$429	$1,358	$161	$21,014

1
The provision for credit losses on the Consolidated Statement of Income is $7.0 million comprising of an increase of $6.9 million to the allowance for loan loss and a $7 thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the six months ended June 30, 2025:

		Commercial		Residential
	Commercial	and		first-lien	Home equity/
	real estate	industrial	Construction	mortgage	consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,821	$1,173	$609	$893	$161	23,657
Provision (reversal) 1	7,162	(273)	(180)	465	—	7,174
Charge-offs	(9,950)	(83)	—	—	—	(10,033)
Recoveries	17	199	—	—	—	216

Total	$18,050	$1,016	$429	$1,358	$161	$21,014

1
The provision for credit losses on the Consolidated Statement of Income is $7.2 million comprising of an increase of $7.1 million increase to the allowance for loan loss and a $50 thousand increase to the reserve for unfunded liabilities.

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

1
The reversal of credit losses on the Consolidated Statement of Income is $118 thousand comprising of a $169 thousand decrease to the allowance for credit losses on loans and a $51 thousand increase to the reserve for unfunded liabilities.

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

1
The provision for credit losses on the Consolidated Statement of Income is $68 thousand comprising of a $133 thousand increase to the allowance for credit losses on loans and a $65 thousand reduction to the reserve for unfunded liabilities.

As of June 30, 2025, the Company had seven loans totaling $16.5 million that were individually analyzed for potential credit loss. Loans totaling $16.0 million have real estate as credit support, and $458 thousand are evaluated through the discounted cash flow method. As of December 31, 2024, the Company had nine loans totaling $26.8 million that were individually analyzed for potential credit loss and all the loans have real estate credit support.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no previously modified loans that defaulted during the six-month
period ended June 30, 2025, and the twelve-months ended December 31, 2024.
Note 5 – Deposits
The components of deposits were as follows:

	June 30, 2025		December 31, 2024
	(Dollars in thousands)
Demand, non-interest-bearing checking	$299,902	15.52%	$300,972	14.81%
Demand, interest-bearing checking	282,656	14.63%	300,559	14.79%
Savings	169,663	8.78%	170,880	8.41%
Money market	463,206	23.97%	490,543	24.13%
Time deposits, $250,000 and over	220,474	11.41%	284,272	13.99%
Time deposits, other	496,471	25.69%	485,399	23.88%

	$1,932,372	100.00%	$2,032,625	100.00%

Note 6 – Borrowings
At June 30, 2025 the Company has outstanding overnight borrowings of $10 million
.
There were no borrowings outstanding at December 31, 2024.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	June 30,
Description	Assets	Inputs	Inputs	2025
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$170,445	$—	$170,445
U.S. government agency securities	—	10,341	—	10,341
Obligations of state and political subdivisions	—	39,587	—	39,587
Small Business Association (SBA) securities	—	1,487	—	1,487
U.S. treasury securities	2,903	—	—	2,903
Mortgage servicings rights	—	835	—	835
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
There were no liabilities measured at fair value on a recurring basis, at June 30, 2025 or December 31, 2024.

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

There were no assets measured at fair value on a nonrecurring basis, at June 30, 2025.
For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024, were as follows:

	(Level 1)
	Quoted Price	(Level 2)
	in Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2024
	(In thousands)
Collateral dependent loan	$—	$—	$16,223	$16,223
Other real estate owned 1			295	295

	$—	$—	$16,518	$16,518

1	The Bank charged off approximately $197,000 during the year ended December 31, 2024, prior to the property being transferred to other real estate owned.
The following table presents quantitative information using Level 3 fair value measurements at December 31, 2024.

					Range
	December 31,	Valuation		Unobservable	(Weighted
Description	2024	Technique		Input	Average)
	(Dollars in thousands)
Collateral dependent loan	$16,223	Collateral	1	Discount adjustment	12.0% 12.0%
Other real estate owned 2	$295	Collateral	1	Discount adjustment	0.0% 0.0%

1	Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
2	The other real estate owned was written down to the estimated net realizable value.
There were no transfers between fair value hierarchy levels during the six months ended June 30, 2025 or 2024. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.
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
The carrying amounts and estimated fair value of financial instruments at June 30, 2025 are as follows:

	June 30, 2025
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$21,094	$21,094	$21,094	$—	$—
Securities available-for-sale at fair value	224,763	224,763	2,903	221,860	—
Securities held-to-maturity	157	158	—	158	—
Loans receivable, net	1,818,214	1,838,173	—	—	1,838,173
Restricted investments in bank stock	2,816	2,816	—	2,816	—
Accrued interest receivable	7,868	7,868	—	7,868	—
Equity method investments	12,103	12,103	—	7,520	4,583
Mortgage servicing rights	835	835	—	835	—
Financial Liabilities:
Deposits	$1,932,372	1,831,226	$—	$1,831,226	$—
Borrowings	10,000	10,002	—	10,002	—
Accrued interest payable	9,655	9,655	—	9,655	—
The carrying amounts and estimated fair value of financial instruments at December 31, 2024 are as follows:

	December 31, 2024
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$117,348	$117,348	$117,348	$—	$—
Securities available-for-sale at fair value	247,171	247,171	4,389	242,782	—
Securities held-to-maturity	161	162	—	162	—
Loans receivable, net	1,795,218	1,798,302	—	—	1,798,302
Restricted investments in bank stock	2,075	2,075	—	2,075	—
Accrued interest receivable	7,975	7,975	—	7,975	—
Equity method investments	11,160	11,160	—	6,850	4,310
Mortgage servicing rights	1,060	1,060	—	1,060	—
Financial Liabilities:
Deposits	$2,032,625	1,934,884	$—	$1,934,884	$—
Accrued interest payable	15,401	15,401	—	15,401	—
The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, equity method investments, and accrued interest payable are measured at the Company’s carrying amount.
The fair value of loans, deposits and borrowings are measured on a discounted cash flow basis using current rates and terms.

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
The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial	Six Months Ended	Year Ended
	Condition Location	June 30, 2025	December 31, 2024
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$21,903	$23,398
Increased asset from new leases		—	3,066
Accumulated amortization		(1,465)	(4,561)

Net book value	Operating lease right-of-use asset	$20,438	$21,903

Operating Lease Liability:

Lease liability	Operating lease liability	$21,501	$22,941

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases (concluded)

As of June 30, 2025, the weighted-average remaining lease terms for operating leases was 10.5 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.56%. The Company used Federal Home Loan Bank (“FHLB”) fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.
Future minimum payments under operating leases with terms longer than 12 months are as follows at June 30, 2025 (in thousands):

Amount
(In thousands)
Twelve months ended March 31,
2026	$3,712
2027	3,466
2028	3,227
2028	2,888
2030	2,543
Thereafter	13,309

Total future operating lease payment	29,145
Amounts representing interest	(7,644)

Present value of net future lease payments	$21,501

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$1,015	$976	$2,040	$1,962
Short-term lease cost	10	17	77	65

Total lease cost	$1,025	$993	$2,117	$2,027

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$947	$871	$1,887	$1,751

Note 9 – Goodwill and Core Deposit Intangible
In accordance with ASC 805, the Company recorded $5.5 million of goodwill along with a core deposit intangible asset of $2.8 million for the Cornerstone Bank acquisition in 2024, and recorded $8.9 million of goodwill along with a core deposit intangible asset of $4.2 million for the five branches acquired in 2019. The Noah Bank acquisition that occurred in 2023 did not generate any goodwill, but the Bank recorded $98 thousand in a core deposit intangible asset. The core deposit intangible assets are being amortized over 10 years, using the sum of the year’s digits. Except as set forth below, GAAP requires that goodwill be tested for impairment annually based on closing date or more frequently if impairment indicators arise. The Company uses May 31 st
as its annual evaluation date. The reporting unit was determined to be our community banking operations, which is our only operating segment.
ASC Topic
350-20
guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company determined that a quantitative test would be performed at May 31, 2025, primarily due to the Company’s common

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible (concluded)

stock trading at 80.0% of book value. This was a possible indication that a goodwill impairment may exist. The result of this quantitative test indicates that fair value is greater than book value and that no Reporting Unit goodwill impairment exists.
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2024	$14,381	$3,632
Amortization expense	—	(447)

Balance at June 30, 2025	$14,381	$3,185

As of June 30, 2025, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

Amount
(In thousands)
2025	400
2026	717
2027	587
2028	457
2029	327
Thereafter	697

Total	$3,185

Note 10 – Subsequent Events
On July 23, 2025, the Board of Directors declared a cash dividend of $0.30 per share of common stock to shareholders of record on August 6, 2025, payable on August 29, 2025.
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
Government economic programs intended to backstop and bolster the economy through the pandemic have ended, and the nation’s economy has entered an inflationary phase. The Consumer Price Index has risen to levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem,

PRINCETON BANCORP, INC.
Notes to Consolidated Financial Statements (unaudited)

Note 11 – Risk and Uncertainties (concluded)

the Federal Reserve has reversed course on its previously accommodative monetary policies and modestly decreased short-term interest rates. These actions are intended to slow overall economic activity and risk entering the economy into a recession.
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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher tariffs imposed by the Trump administration, higher inflation levels, and general economic and recessionary concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the integration of the businesses of the Company and Cornerstone Bank acquired in 2024; the global impact of the military conflicts in the Ukraine and the Middle East; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024, and the success of the Company at managing the risks involved in the foregoing.

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

Economy

The second quarter of 2025 was defined by an extreme level of uncertainty regarding U.S. trade policy and large swings in the financial markets. The quarter began with the Liberation Day announcement of larger trade tariffs than expected. This triggered a violent market reaction and dominated investor psyche in the early part of the quarter. The anxiety was partially assuaged as the quarter progressed, and tariff rates were dialed back. Investors were encouraged by the early economic reports that showed no discernible damage from higher tariffs and policy uncertainty. In fact, inflation posted some of its better readings in three years, and the labor data remained generally stable. However, economists and investors remained concerned as the quarter concluded that the effects could still be working their way through the system. Moreover, tariff rates remained unsettled at quarter-end with numerous pauses in the higher rates set to expire imminently.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

General

Total assets were $2.24 billion at June 30, 2025, a decrease of $98.6 million, or 4.21% when compared to $2.34 billion at the end of 2024. The primary reasons for the decrease in total assets were related to decreases in cash and cash equivalents of $96.3 million and investment securities of $22.4 million, partially offset by an increase in net loans of $20.4 million.

Cash and cash equivalents

Cash and cash equivalents decreased $96.3 million, or 82.0%, to $21.1 million at June 30, 2025 compared to December 31, 2024.

Investment securities

Total available-for-sale investment securities decreased $22.4 million, or 9.1%, to $224.8 million at June 30, 2025 compared to December 31, 2024. This decrease was related to the payoffs of mortgage-backed securities of U.S. government sponsored enterprises and U.S government agency securities during the six-months ended June 30, 2025.

Loans

Loans, net of deferred loan fees and costs, increased $20.4 million, or 1.12%, to $1.84 billion at June 30, 2025 compared to December 31, 2024. The increase in the Company’s net loans consisted of increases of $40.5 million in residential mortgages, and $3.3 million in home equity and consumer loans, partially offset by decreases of $14.4 million in commercial and industrial loans, $6.8 million in commercial real estate loans and $1.8 million in construction loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and nonowner-occupied CRE loans, was $1.38 billion or 74.8% of total loans of $1.84 billion at June 30, 2025. The Company’s CRE loan portfolio included $517.1 million or 37.5% of the total in multi-family loans, $429.6 million or 31.2% of the total in non-owner-occupied loans, $404.0 million or 29.3% of the total in owner-occupied loans and $27.7 million or 2.0% of the total in land loans. The Company’s non-owner-occupied portfolio by property type included $113.6 million in retail, $94.0 million in office buildings, $82.6 million in industrial warehousing, $45.0 million in mixed-use, $21.3 million in restaurants, $10.0 million in healthcare and $63.0 million in other property types. There were 756 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.24 billion or 90.0% of the CRE portfolio and less than 80% for $1.36 billion or 98.6% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	June 30, 2025		December 31, 2024
	Balance	% of portfolio	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	517,056	37.5%	533,287	38.6%	53.6%
Owner Occupied	403,968	29.3%	407,798	29.4%	36.3%
Land	27,736	2.0%	25,241	1.8%	73.9%
Non Owner Occupied
Retail	113,640	8.3%	100,771	7.3%	42.5%
Office Building	94,019	6.8%	104,388	7.5%	43.5%
Industrial/Warehousing	82,568	6.0%	73,417	5.3%	44.9%
Mixed Use	44,972	3.3%	48,076	3.5%	43.7%
Restaurants	21,277	1.5%	22,650	1.6%	39.3%
Healthcare	10,051	0.7%	10,268	0.7%	53.3%
Other	63,040	4.6%	59,189	4.3%	45.6%

Total non owner occupied	429,567	31.2%	418,759	30.2%

Total Commercial Real Estate	1,378,327	100.1%	1,385,085	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	June 30, 2025		December 31, 2024
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	637,706	46.3%	639,994	46.1%
New Jersey	532,341	38.6%	540,896	39.1%
Pennslyvania	189,321	13.7%	184,084	13.3%
Other	18,959	1.4%	20,111	1.5%

	1,378,327	100.00%	1,385,085	100.00%

For the three-month and six-month periods ended June 30, 2025, charge-offs were $9.9 million and $10.0 million, and recoveries were $72 thousand and $216 thousand, respectively. For the three-month and six-month periods ended June 30, 2024, charge-offs were $84 thousand and $367 thousand, and recoveries were $99 thousand and $206 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.14% at June 30, 2025 and 1.30% at December 31, 2024.

At June 30, 2025, non-performing assets totaled $16.5 million, a decrease of $10.6 million when compared to the amount at December 31, 2024. Non-performing assets as a percentage of total loans, net of deferred fees and costs, was 0.90% at June 30, 2025 and 1.47% at December 31, 2024.

Deposits

Total deposits on June 30, 2025, decreased $100.3 million, or 4.93%, when compared to December 31, 2024. The decrease in the Company’s deposits consisted of decreases in certificates of deposit of $52.7 million, money market deposits of $27.3 million, and interest-bearing demand deposits of $17.9 million. The decrease in the certificates was strategically planned, including a reduction in brokered deposits of $26 million which was not replenished, as part of a pricing structure designed to reduce the Bank’s cost of funds. On balance sheet liquidity remains strong at June 30, 2025.

At June 30, 2025, the Company had approximately $599.8 million in uninsured deposits, consisting of $94.0 million in non-interest-bearing demand deposits, $183.9 million in interest-bearing demand deposits, $152.1 million in money market accounts, $24.4 million in savings deposits and $145.4 million in certificates of deposits.

Borrowings

The Company had outstanding borrowings of $10 million at June 30, 2025 and no outstanding borrowings at December 31, 2024.

Stockholders’ equity

Total stockholders’ equity at June 30, 2025, decreased $94 thousand or 0.04% when compared to December 31, 2024. The decrease was primarily due to a $5.6 million increase in purchases of treasury stock, partially offset by an increase in retained earnings of $1.8 million (which consisted of $6.1 million in net income, partially offset by $4.3 million of cash dividends recorded during the period), an increase in paid-in capital of $1.8 million, and a decrease in our accumulated other comprehensive loss of $1.9 million. The ratio of equity to total assets at June 30, 2025, and at December 31, 2024, was 11.7% and 11.2%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. The Company maintained a $100.0 million letter of credit with the FHLB supporting municipal deposits as of June 30, 2025. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $530.7 million as of June 30, 2025.

As of June 30, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings, based on assets pledged as collateral as of the applicable date. As of June 30, 2025, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of June 30, 2025, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at June 30, 2025.

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

Regulatory Capital Requirements. Because the Company qualifies as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company Policy Statement, it is exempt from the Federal Reserve’s risk-based capital and leverage rules. With respect to the Bank, Federally insured, state-chartered non-member banks such as the Bank are required to maintain minimum levels of regulatory capital. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement and a Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement.

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At June 30, 2025, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of June 30, 2025, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at June 30, 2025 and December 31, 2024 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025:
Total capital (to risk-weighted assets)	$262,664	13.048%	$211,375	10.500%	$201,310	10.000%
Tier 1 capital (to risk-weighted assets)	$241,650	12.004%	$171,113	8.500%	$161,048	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$241,650	12.004%	$140,917	7.000%	$130,851	6.500%
Tier 1 leverage capital (to average assets)	$241,650	10.623%	$147,860	6.500%	$113,739	5.000%
December 31, 2024:
Total capital (to risk-weighted assets)	$270,633	13.490%	$210,648	10.500%	$200,617	10.000%
Tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$170,524	8.500%	$160,493	8.000%
Common equity tier 1 capital (to risk- weighted assets)	$246,976	12.311%	$140,432	7.000%	$130,401	6.500%
Tier 1 leverage capital (to average assets)	$246,976	10.577%	$151,776	6.500%	$116,750	5.000%

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General

The Company reported net income of $688 thousand, or $0.10 per diluted common share, for the second quarter of 2025, compared to net income of $5.1 million, or $0.80 per diluted common share, for the second quarter of 2024. The decrease in net income for the second quarter of 2025 when compared to the second quarter of 2024 was primarily due to increases in the provision for credit losses of $7.1 million and in non-interest expense of $1.5 million, partially offset by increases of $2.8 million in net-interest income and $164 thousand in non-interest income, and a decrease of $1.1 million in income tax expense.

Interest income

Interest income increased $3.3 million for the three months ended June 30, 2025, compared to the same period in 2024. Interest income on loans increased $3.6 million due to an increase in the average balance of loans of $260.0 million, partially offset by a decrease of 16 basis points on the yield on loans. Other interest and dividend income decreased $1.5 million due to a decrease in average balances of $103.7 million and a decrease in the yield of 90 basis points. Interest on taxable available-for-sale securities increased $1.3 million due to a 24 basis point increase in yield and a $105.6 million increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense increased $500 thousand to $13.9 million for the three-month period ended June 30, 2025, due to an increase in the average balance of interest-bearing deposits of $213.9 million, partially offset by a decrease of 35 basis points in the rate paid on interest-bearing deposits over the same prior year period.

Provision for credit losses

The Company recorded a provision for credit losses of $7.0 million during the second quarter of 2025, primarily associated with the loan charge-off of $9.9 million previously disclosed on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2025. The charge-off included a $2.4 million specific reserve that had previously been reserved in the allowance for loan losses and as well as changes in the composition in the allowance for loan losses consistent with typical business activity. Charge-offs were $9.9 million, and recoveries were $72 thousand, for the quarter ended June 30, 2025.

Non-interest income

Total non-interest income was $2.3 million for the three-months ended June 30, 2025, an increase of $164 thousand or 7.9% when compared to the same prior year period. The increase over the prior year’s second quarter was primarily due to an increase in other non-interest income of $206 thousand, and an increase in income from bank owned life insurance of $106 thousand, partially offset by a decrease in loan fees of $234 thousand.

Non-interest expense

Total non-interest expense was $13.5 million for the three-months ended June 30, 2025, an increase of $1.5 million or 12.5% when compared to the same prior year period. This increase was primarily related to increases in salaries and employee benefits expense of $650 thousand, occupancy and equipment expense of $297 thousand, data processing and communications expense of $139 thousand, federal deposit insurance expense of $136 thousand, professional fees of $119 thousand, and core deposit intangible expense of $108 thousand, all primarily associated with the Cornerstone Bank acquisition in the third quarter of 2024.

Provision for income taxes

For the three months ended June 30, 2025, the Company recorded an income tax benefit of $92 thousand, resulting in an effective tax rate of (15.4)%, compared to an income tax expense of $1.0 million resulting in an effective tax rate of 16.8% for the quarter ended June 30, 2024.

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

	Three Months Ended June 30,
	2025			2024			Change 2025 vs 2024
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,845,920	$29,620	6.44%	$1,585,876	$26,034	6.60%	$260,044	-0.17%
Securities
Taxable available-for-sale	195,152	2,298	4.71%	89,547	1,001	4.47%	105,605	0.24%
Tax exempt available-for-sale	39,025	279	2.86%	39,756	286	2.88%	(731)	-0.02%
Held-to-maturity	158	2	5.06%	166	3	7.23%	(8)	-2.17%
Federal funds sold	34,201	377	4.42%	133,336	1,808	5.45%	(99,135)	-1.03%
Other interest earning-assets	14,790	180	4.88%	19,338	278	5.78%	(4,548)	-0.90%

Total interest-earning assets	2,129,246	$32,756	6.17%	1,868,019	$29,410	6.33%	261,227	-0.16%

Other non-earnings assets	165,803			141,377			24,426

Total assets	$2,295,049			$2,009,396			$285,653

Interest-bearing liabilities
Demand	$314,336	$1,567	2.00%	$231,895	$1,119	1.94%	$82,441	0.06%
Savings	170,644	975	2.29%	148,377	974	2.64%	22,267	-0.35%
Money markets	464,917	3,636	3.14%	390,019	3,873	3.99%	74,898	-0.86%
Certificates of deposit	747,773	7,755	4.16%	713,433	7,477	4.22%	34,340	-0.06%

Total deposit	1,697,670	13,933	3.29%	1,483,724	13,443	3.64%	213,946	-0.35%
Borrowings	1,259	13	4.14%	—	—	N/A	1,259	N/A

Total interest-bearing liabilities	1,698,929	$13,946	3.29%	1,483,724	$13,443	3.64%	215,205	-0.35%

Non-interest-bearing deposits	288,608			243,248			45,360
Other liabilities	42,634			40,874			1,760

Total liabilities	2,030,171			1,767,846			262,325
Stockholders’ equity	264,878			241,550			23,328

Total liabilities and stockholder’s equity	$2,295,049			$2,009,396			$285,653

Net interest-earnings assets	$430,317			$384,295			$46,022
Net interest income; interest rate spread			2.88%			2.69%		0.19%

Net interest margin		$18,810	3.54%		$15,967	3.44%	$2,843	0.11%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30, 2025 vs . 2024 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(34)	$3,620	$3,586
Securities available-for-sale
Taxable	101	1,196	1,297
Tax-exempt	(4)	(3)	(7)
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	(666)	(766)	(1,432)
Other interest and dividend income	(83)	(14)	(97)

Total interest and dividend income	$(686)	$4,032	$3,346

Interest expense
Demand	$32	$416	$448
Savings	(135)	136	1
Money markets	(904)	667	(237)
Certificates of deposit	(105)	384	279
Borrowings	—	13	13

Total interest expense	$(1,112)	$1,616	$504

Change in net interest income	$426	$2,416	$2,842

Comparison of Operating Results for the Six Months Ended June 30, 2025, and 2024

General

The Company reported net income of $6.1 million, or $0.88 per diluted common share, for the six-month period ended June 30, 2025, compared to net income of $9.5 million, or $1.48 per diluted common share, for the same period in 2024. The decrease in net income for the six-month period ended June 30, 2025, compared to the same period in 2025, was primarily due to an increase of $7.2 million in our provision for credit losses associated with the charge-off of $9.9 million previously disclosed on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2025, and a $3.5 million increase in non-interest expense, partially offset by an increase in net interest income of $6.2 million, a decrease of $687 thousand in income tax expense and an increase of $369 thousand in non-interest income.

Interest income

Interest income increased $8.6 million for the six-months ended June 30, 2025, compared to the same period in 2024. Interest income on loans increased $8.3 million due to an increase in the average balance of loans of $280.1 million, partially offset by a decrease in the yield of 8 basis points. Other interest and dividend income decreased $3.0 million due to a decrease in average balances of $100.7 million and a decrease in the yield of 95 basis points. Interest on taxable available-for-sale securities increased $3.3 million due to a 71 basis point increase in yield and a $125.4 million increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense on deposits increased $2.4 million to $28.5 million for the six-month period ended June 30, 2025, due to an increase in the average balance of interest-bearing deposits of $260.3 million, partially offset by a decrease on the rate paid on interest-bearing deposits of 25 basis points over the same prior year period.

Provision for credit losses

The Company recorded a $7.2 million provision for credit losses for the six-month period ended June 30, 2025 and recorded $68 thousand provision for credit losses for the six-month period ended June 30, 2024. The increase for the six-month period ended June 30, 2025, compared with the same prior year period, is primarily associated with the previously disclosed charge-off of $9.9 million, which included a $2.4 million specific reserve that had previously been reserved in the allowance for loan losses. For the six-month periods ended June 30, 2025, charge-offs were $10.0 million and recoveries were $216 thousand.

Non-interest income

For the six-month period ended June 30, 2025, non-interest income increased $369 thousand or 9.1%, from the same six-month period in 2024.

Non-interest expense

For the six-month period ended June 30, 2025, non-interest expense was $27.3 million, compared to $23.8 million for the same period in 2024. This increase was primarily due to increases in salaries and employee benefits of $1.3 million, data processing and communications of $605 thousand, occupancy and equipment expense of $553 thousand and federal deposit insurance of $396 thousand, all primarily due to the Cornerstone Bank acquisition in the third quarter of 2024.

Provision for income taxes

For the six-month period ended June 30, 2025, the Bank recorded an income tax expense of $1.4 million, resulting in an effective tax rate of 18.9%, compared to an income tax expense of $2.1 million resulting in an effective tax rate of 18.2% for the six-month period ended June 30, 2024.

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

	Six Months Ended June 30,
	2025			2024			Change 2025 vs 2024
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
				(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,848,664	$59,244	6.46%	$1,568,541	$50,974	6.54%	$280,123	-0.07%
Securities
Taxable available-for-sale	199,548	4,914	4.93%	74,144	1,565	4.21%	125,404	0.71%
Tax exempt available-for-sale	39,499	563	2.85%	40,257	572	2.84%	(758)	0.01%
Held-to-maturity	159	4	5.03%	174	5	5.21%	(15)	-0.18%
Federal funds sold	43,705	959	4.42%	140,703	3,816	5.45%	(96,998)	-1.03%
Other interest earning-assets	15,406	367	4.80%	19,146	544	5.71%	(3,740)	-0.91%

Total interest-earning assets	2,146,981	$66,051	6.20%	1,842,965	$57,476	6.27%	304,016	-0.07%

Other non-earnings assets	168,359			141,019			27,340

Total assets	$2,315,340			$1,983,984			$331,356

Interest-bearing liabilities
Demand	$319,777	$3,124	1.97%	$236,963	$2,312	1.96%	$82,814	0.01%
Savings	171,022	1,923	2.27%	148,024	1,895	2.57%	22,998	-0.31%
Money markets	470,596	7,274	3.12%	377,084	7,430	3.96%	93,512	-0.85%
Certificates of deposit	756,808	16,150	4.30%	695,870	14,423	4.17%	60,938	0.14%

Total deposit	1,718,203	28,471	3.34%	1,457,941	26,060	3.59%	260,262	-0.25%
Borrowings	639	13	4.10%	—	—	0.00%	639	4.10%

Total interest-bearing liabilities	1,718,842	$28,484	3.34%	1,457,941	$26,060	3.08%	260,901	0.26%

Non-interest-bearing deposits	288,060			243,669			44,391
Other liabilities	43,979			41,484			2,495

Total liabilities	2,050,881			1,743,094			307,787
Stockholders’ equity	264,459			240,890			23,569

Total liabilities and stockholder’s equity	$2,315,340			$1,983,984			$331,356

Net interest-earnings assets	$428,138			$385,024			$43,114
Net interest income; interest rate spread			2.86%			2.68%		0.19%

Net interest margin		$37,567	3.53%		$31,416	3.43%	$6,151	0.10%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2025 vs . 2024 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(129)	$8,399	$8,270
Securities available-for-sale			—
Taxable	82	3,266	3,348
Tax-exempt	—	(9)	(9)
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	(180)	(2,677)	(2,857)
Other interest and dividend income	(29)	(147)	(176)

Total interest and dividend income	$(256)	$8,831	$8,575

Interest expense:
Demand	$2	$810	$812
Savings	(7)	35	28
Money market	42	(198)	(156)
Certificates of deposit	144	1,583	1,727
Borrowings	—	13	13

Total interest expense	$181	$2,243	$2,424

Change in net interest income	$(437)	$6,588	$6,151

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2025, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2025, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$17,331	$35,809	$56,792	$31,983	$93,772	$(10,767)	$224,920
Loans receivable	411,852	208,439	598,921	498,514	121,344	(20,856)	1,818,214
Other interest-earnings assets (2)	4,301	—	—	—	—	—	4,301

Total interest-earning assets	$433,484	$244,248	$655,713	$530,497	$215,116	$(31,623)	$2,047,435

Interest-bearing liabilities:
Checking and savings accounts	$452,319		$—	$—	$—	$—	$452,319
Money market accounts	463,206	—	—	—	—	—	463,206
Certificate accounts	371,249	310,665	31,995	3,036	—	—	716,945
Borrowings	—	—	—	—	—	—	—

Total interest-bearing liabilities	$1,286,774	$310,665	$31,995	$3,036	$—	$—	$1,632,470

Interest-earning assets less interest-bearing liabilities	$(853,290)	$(66,417)	$623,718	$527,461	$215,116	$(31,623)	$414,965

Cumulative interest-rate sensitivity gap (3)	$(853,290)	$(919,707)	$(295,989)	$231,472	$446,588

Cumulative interest-rate gap as a percentage of total assets at
June 30, 2025	-38.06%	-41.03%	-13.20%	10.33%	19.92%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2025	33.69%	42.43%	81.83%	114.18%	127.36%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2025, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
		(Dollars in thousands)
300	$295,886	$(39,629)	-11.81%	14.01%	(0.92)
200	$310,972	$(24,543)	-7.32%	14.42%	(0.51)
100	$322,754	$(12,761)	-3.80%	14.67%	(0.26)
Static	$335,515	$—		14.93%
(100)	$345,041	$9,526	2.84%	15.08%	0.15
(200)	$347,169	$11,654	3.47%	14.96%	0.03
(300)	$341,801	$6,286	1.87%	14.54%	(0.39)

[1]	Economic Value of Equity (EVE) divded by Economic Value of Assets (EVA)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of June 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2025 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s repurchase of shares of common stock for the three months ended June 30, 2025 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program 1	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs 1
Period
				281,250
April 1 - 30, 2025	6,253	$29.06	6,253	274,997
May 1 - 31, 2025	149,150	$31.31	149,150	125,847
June 1 - 30, 2025	18,000	$30.43	18,000	107,847

	173,403	$31.14	173,403

1
On August 10, 2023, the Company announced a stock repurchase program to repurchase up to 314,000 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a period of time necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

Princeton Bancorp, Inc.

Date: August 8, 2025	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)