Form 10-Q
period 2025-09-30
Princeton Bancorp, Inc.
filed 2025-11-07
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2025, there were 6,762,859 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$18,170	$16,915
Interest-earning bank balances	17,799	16,729
Federal funds sold	36,923	83,704
Total cash and cash equivalents	72,892	117,348
Securities available-for-sale, at fair value	209,928	247,171
Securities held-to-maturity (fair value $156 and $162, at September 30, 2025 and December 31, 2024, respectively)	155	161
Loans receivable, net of deferred fees and costs	1,793,787	1,818,875
Less: allowance for credit losses	(20,441)	(23,657)
Loan receivable, net	1,773,346	1,795,218
Bank-owned life insurance	70,706	72,111
Premises and equipment, net	17,148	17,804
Accrued interest receivable	7,566	7,975
Restricted investment in bank stock	2,341	2,075
Deferred taxes, net	18,974	20,276
Goodwill	14,381	14,381
Core deposit intangible	2,976	3,632
Other real estate owned	—	295
Operating lease right-of-use asset	20,152	21,903
Other assets	18,525	19,883
TOTAL ASSETS	$2,229,090	$2,340,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$294,333	$300,972
Interest-bearing	1,634,252	1,731,653
Total deposits	1,928,585	2,032,625
Borrowings	—	—
Accrued interest payable	5,552	15,401
Operating lease liability	21,221	22,941
Other liabilities	7,125	7,226
TOTAL LIABILITIES	1,962,483	2,078,193
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at September 30, 2025 and at December 31, 2024	—	—
Common stock, no par value; 15,000,000 shares authorized, 7,039,535 shares issued and 6,772,859 outstanding at September 30, 2025; 6,910,693 shares issued and 6,883,193 outstanding at December 31, 2024	—	—
Paid-in capital	122,559	119,908
Treasury stock, at cost; 266,676 shares at September 30, 2025 and 27,500 shares at December 31, 2024	(8,403)	(842)
Retained earnings	158,081	151,915
Accumulated other comprehensive loss	(5,630)	(8,941)
TOTAL STOCKHOLDERS’ EQUITY	266,607	262,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,229,090	$2,340,233

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$29,927	$28,135	$89,171	$79,109
Securities available-for-sale:
Taxable	2,214	1,273	7,128	2,838
Tax-exempt	278	285	841	857
Securities held-to-maturity	2	2	6	7
Other interest and dividend income	324	2,115	1,650	6,475
TOTAL INTEREST AND DIVIDEND INCOME	32,745	31,810	98,796	89,286
INTEREST EXPENSE
Deposits	13,081	14,701	41,552	40,761
Borrowings	45	—	58	—
TOTAL INTEREST EXPENSE	13,126	14,701	41,610	40,761
NET INTEREST INCOME	19,619	17,109	57,186	48,525
Provision for (reversal of) credit losses	(672)	4,601	6,552	4,669
NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	20,291	12,508	50,634	43,856
NON-INTEREST INCOME
(Loss) gain on sale of securities available-for-sale, net	—	(7)	—	(7)
Income from bank-owned life insurance	506	423	1,471	1,192
Fees and service charges	555	521	1,617	1,418
Loan fees, including prepayment penalties	926	784	2,304	2,445
Other	(79)	335	957	1,080
TOTAL NON-INTEREST INCOME	1,908	2,056	6,349	6,128
NON-INTEREST EXPENSE
Salaries and employee benefits	7,093	6,556	21,358	19,519
Occupancy and equipment	2,146	2,087	6,578	5,966
Professional fees	1,067	654	2,549	1,780
Data processing and communications	1,708	1,456	4,877	4,020
Federal deposit insurance	370	316	1,318	868
Advertising and promotion	212	181	535	479
Office expense	113	190	461	464
Other real estate owned expense	—	—	27	—
Core deposit intangible	209	143	656	374
Merger-related expenses	—	7,803	—	7,803
Other	999	758	2,859	2,716
TOTAL NON-INTEREST EXPENSE	13,917	20,144	41,218	43,989
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	8,282	(5,580)	15,765	5,995
INCOME TAX EXPENSE (BENEFIT)	1,816	(1,124)	3,233	980
NET INCOME (LOSS)	$6,466	$(4,456)	$12,532	$5,015
Earnings (loss) per common share-basic	$0.95	$(0.68)	$1.83	$0.78
Earnings (loss) per common share-diluted	$0.95	$(0.68)	$1.82	$0.77

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$6,466	$(4,456)	$12,532	$5,015
Other comprehensive income (loss)
Unrealized gains(losses) arising during period on securities available-for-sale	1,974	3,758	4,622	2,240
Relcassification adjustment for losses (gains) realized in income [1]	—	7	—	7
Net unrealized gain (loss) income	1,974	3,765	4,622	2,247
Tax effect	(561)	(1,072)	(1,311)	(639)
Total other comprehensive income	1,413	2,693	3,311	1,608
COMPREHENSIVE INCOME (LOSS)	$7,879	$(1,763)	$15,843	$6,623

1.
Amounts are included in (loss) gain on call/sale of securities available-for-sale on the Consolidated Statements of Income as a separate element within total non-interest income.

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended September 30, 2025 and 2024
Balance, July 1, 2024	$—	$99,179	$(842)	$155,083	$(8,579)	$244,841
Net income	—	—	—	(4,456)	—	(4,456)
Other comprehensive income	—	—	—	—	2,693	2,693
Dividends declared $0.30 per share	—	—	—	(1,878)	—	(1,878)
Dividend reinvestment plan (899 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	269	—	—	—	269
Acquisition of Cornerstone Financial Corporation (525,946 shares, $38.09 per share)	—	20,033	—	—	—	20,033
Balance, September 30, 2024	$—	$119,514	$(842)	$148,716	$(5,886)	$261,502
Balance, July 1, 2025	$—	$121,706	$(6,485)	$153,768	$(7,043)	$261,946
Net income	—	—	—	6,466	—	6,466
Other comprehensive income	—	—	—	—	1,413	1,413
Treasury stock repurchases (60,523 shares)	—	—	(1,918)	—	—	(1,918)
Stock options exercised (24,095 shares)	—	503	—	—	—	503
Dividends declared $0.35 per share	—	—	—	(2,125)	—	(2,125)
Dividend reinvestment plan (841 shares)	—	28	—	(28)	—	—
Stock-based compensation expense	—	322	—	—	—	322
Balance, September 30, 2025	$—	$122,559	$(8,403)	$158,081	$(5,630)	$266,607

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	stock	Capital	Stock	Earnings	Loss	Total
Nine Months Ended September 30, 2025 and 2024
Balance, January 1, 2024	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	5,015	—	5,015
Other comprehensive loss	—	—	—	—	1,608	1,608
Treasury stock repurchases (27,500 shares)	—	—	(842)	—	—	(842)
Stock options exercised (42,500 shares)	—	590	—	—	—	590
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $0.90 per share	—	—	—	(5,612)	—	(5,612)
Dividend reinvestment plan (3,058 shares)	—	101	—	(101)	—	—
Stock-based compensation expense	—	748	—	—	—	748
Acquisition of Cornerstone Financial Corporation (525,946 shares, $38.09 per share)	—	20,033	—	—	—	20,033
Balance, September 30, 2024	$—	$119,514	$(842)	$148,716	$(5,886)	$261,502
Balance, January 1, 2025	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income	—	—	—	12,532	—	12,532
Other comprehensive income	—	—	—	—	3,311	3,311
Treasury stock repurchases (239,176 shares)	—	—	(7,561)		—	(7,561)
Stock options exercised (79,395 shares)	—	1,844	—	—	—	1,844
Share redemption for tax withholding on restricted stock vesting	—	(227)	—	—	—	(227)
Dividends declared $0.95 per share	—	—	—	(6,273)	—	(6,273)
Dividend reinvestment plan (2,907 shares)	—	93	—	(93)	—	—
Stock-based compensation expense	—	941	—	—	—	941
Balance, September 30, 2025	$—	$122,559	$(8,403)	$158,081	$(5,630)	$266,607

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,532	$5,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,552	4,669
Depreciation and amortization	1,341	1,243
Stock-based compensation expense	941	747
Amortization of premiums and accretion of discounts on securities, net	140	49
Accretion of net deferred loan fees and costs	(4,254)	(1,483)
Loss on call/sale of securities available-for-sale	—	7
Increase in cash surrender value of bank-owned life insurance	(1,471)	(1,192)
Deferred income (benefit) tax	1,302	(877)
Amortization of core deposit intangible	656	374
Decrease in accrued interest receivable and other assets	3,173	1,642
(Decrease) increase in accrued interest payable and other liabilities	(11,628)	122
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,284	10,316
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,590)	(98,669)
Maturities, calls and principal repayments of securities available-for-sale	52,312	16,842
Maturities, calls and principal repayments of securities held-to-maturity	6	30
Net decrease (increase) in loans	20,612	(26,093)
Cash received from acquisition	—	7,866
Purchases of premises and equipment	(685)	(862)
Exchange of bank-owned life insurance	2,798	—
(Purchases) of equity method investments	(670)	—
(Purchases) redemption of restricted bank stock	(266)	(319)
NET CASH USED IN INVESTMENT ACTIVITIES	62,517	(101,205)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(104,040)	127,503
Cash dividends	(6,273)	(5,612)
Share redemption for tax witholding on restricted stock vesting	(227)	(249)
Purchase of treasury stock	(7,561)	(842)
Proceeds from exercise of stock options	1,844	590
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(116,257)	121,390
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,456)	30,501
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,348	150,557
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,892	$181,058
SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$51,459	$35,583
Income taxes paid	$2,694	$1,820
Net assets acquired from Cornerstone Bank	$—	$303,486
Net liabilities assumed from Cornerstone Bank	$—	$288,971

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

On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of September 30, 2025, the Company and its subsidiaries had 242 total employees and 241 full-time equivalent employees.

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

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and evaluation of the potential impairment of goodwill.

Management believes that the allowance for credit losses is adequate as of September 30, 2025. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company adopted Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of Accounting Standards Codification (ASC) 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar customer base utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

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

Recent Accounting Pronouncements Adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (FASB) issued (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as additional information about income taxes paid. The ASU also removes certain disclosures that are no longer considered cost beneficial or relevant.

The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis, as permitted by the guidance. The adoption did not impact on the Company’s consolidated financial condition, results of operations, or cash flows, but it will result in enhanced income tax disclosures beginning with the Company’s annual report for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 2 – Earnings Per Share (concluded)

The following schedule presents earnings per share data for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss) applicable to common stock	$6,466	$(4,456)	$12,532	$5,015
Weighted average number of common shares outstanding	6,776	6,573	6,849	6,412
Basic earnings (loss) per share	$0.95	$(0.68)	$1.83	$0.78
Net income (loss) applicable to common stock	$6,466	$(4,456)	$12,532	$5,015
Weighted average number of common shares outstanding	6,776	6,573	6,849	6,412
Dilutive effect on common shares outstanding	19	—	35	84
Weighted average number of diluted common shares outstanding	6,795	6,573	6,884	6,496
Diluted earnings (loss) per share	$0.95	$(0.68)	$1.82	$0.77

The following schedule presents stock options granted but not exercised and the amount of shares that were anti-dilutive because the weighted average exercise price equaled or exceeded the estimated fair value of our common stock for the three- and six-months period ended September 30, 2025, and 2024:

	Three months ended September 30,
	2025		2024
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	186,603	$26.95	—	$—
Anti-dilutive	—	$—	287,659	$26.04

	Nine months ended September 30,
	2025		2024
		Weighted Ave		Weighted Ave
	Options	Exercise Price	Options	Exercise Price
Options to purchase	186,603	$26.95	309,984	$25.21
Anti-dilutive	—	—	—	$—

Note 3 – Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2025 and December 31, 2024 with gross unrealized gains and losses therein:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$159,819	$770	$(5,323)	$155,266
U.S. government agency securities	11,260	—	(791)	10,469
Obligations of state and political subdivisions	42,444	15	(2,541)	39,918
Small business association (SBA) securities	1,344	5	(3)	1,346
U.S. treasury securities	2,926	3	—	2,929
Total	$217,793	$793	$(8,658)	$209,928

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (continued)

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available -for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$197,792	$422	$(7,669)	$190,545
U.S. government agency securities	11,260	17	(1,077)	10,200
Obligations of state and political subdivisions	43,895	1	(4,166)	39,730
Small business association (SBA) securities	1,856	5	(4)	1,857
U.S. treasury securities	4,855	1	(17)	4,839
Total	$259,658	$446	$(12,933)	$247,171

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available-for-sale at September 30, 2025 and December 31, 2024 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2025
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$31,883	$(121)	$27,639	$(5,202)	$59,522	$(5,323)
U.S. government agency securities	4,992	(8)	5,635	(783)	10,627	(791)
Obligations of state and political subdivisions	759	—	31,358	(2,541)	32,117	(2,541)
Small business association (SBA) securities	693	(2)	79	(1)	772	(3)
U.S. Treasuries	—	—	—	—	—	—
Total	$38,327	$(131)	$64,711	$(8,527)	$103,038	$(8,658)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2024
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$122,763	$(1,157)	$29,229	$(6,512)	$151,992	$(7,669)
U.S. government agency securities	129	—	5,183	(1,077)	5,312	(1,077)
Obligations of state and political subdivisions	3,664	(39)	34,320	(4,127)	37,984	(4,166)
Small business association (SBA) securities	447	(1)	449	(3)	896	(4)
U.S. Treasuries	2,846	(17)	—	—	2,846	(17)
	$129,849	$(1,214)	$69,181	$(11,719)	$199,030	$(12,933)

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

The amortized cost and fair value of securities available-for-sale at September 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$2,554	$2,555
Due after one year through five years	10,849	10,776
Due after five years through ten years	41,234	38,397
Due after ten years	3,337	2,934
Mortgage-backed securities (GSEs)	159,819	155,266
	$217,793	$209,928

The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale. The Company did not have an allowance for credit losses on its investment securities available-for-sale as of September 30, 2025 or 2024.

The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S. guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at September 30, 2025. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor’s. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of September 30, 2025.

At September 30, 2025, the Company’s available-for-sale securities portfolio consisted of approximately 268 securities, of which 151 available-for-sale securities were in an unrealized loss position for more than twelve months and 24 available-for-sale securities were in an unrealized loss position for less than twelve months. The available-for-sale securities in an unrealized loss position for more than twelve months consisted of 97 municipal securities aggregating $31.3 million with a loss of $2.5 million, 49 mortgage-backed securities-GSE aggregating $27.6 million with a loss of $5.2 million, 1 agency security aggregating $5.6 million with a loss of $783 thousand and 4 SBA securities aggregating $79 thousand with a loss of $1 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Accrued interest receivable on investment securities represents interest earned but not yet collected on the Bank’s available-for-sale and held-to-maturity securities portfolios. Accrued interest receivable related to investments, at September 30, 2025, and December 31, 2024, was $7.6 million and $6.5 million, respectively. Accrued interest receivable is generally written off when collection of the underlying interest is deemed uncollectible, which typically occurs when the related security is placed on nonaccrual status. When a security is placed on nonaccrual, previously accrued but uncollected interest is reversed from interest income. There were no investment securities on nonaccrual status and no write-offs of accrued interest receivable for the nine-month period ended September 30, 2025 and for the year ended December 31, 2024.

There are no securities pledged as of September 30, 2025, and December 31, 2024.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable

Loans receivable, net at September 30, 2025 and December 31, 2024 were comprised of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate	$1,353,039	$1,385,085
Commercial and industrial	81,370	92,857
Construction	203,004	257,169
Residential first-lien mortgage	135,930	68,030
Home equity/consumer	22,799	18,133
Total loans	1,796,142	1,821,274
Deferred fees and costs	(2,355)	(2,399)
Loans, net	$1,793,787	$1,818,875

The Company purchased approximately $74.2 million in residential loans and $5.1 million in consumer loans during the nine months ended September 30, 2025. Besides the loans acquired in the acquisition of Cornerstone Bank in the third quarter of 2024, the Company did not purchase any loans during the year ended December 31, 2024.

The Company uses the discounted cash flow methodology in determining the appropriate quantitative adjustments, which projects future losses, based on historical and peer loss data, as part of the allowance for credit losses (“ACL”) reserve. Qualitative adjustments include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended September 30, 2025.

The following table presents the components of the allowance for credit losses:

	September 30, 2025	December 31, 2024
	(In thousands)
Allowance for credit losses - loans	$(20,441)	$(23,657)
Allowance for credit losses - off balance sheet	(397)	(361)
	$(20,838)	$(24,018)

The following table presents nonaccrual loans by segment of the loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
	(In thousands)
Commercial real estate	$—	$15,285	$18,502	$6,939
Commercial and industrial	—	1,285	109	1,178
Construction	—	—	—	—
Residential first-lien mortgage	—	140	—	94
Home equity/consumer	—	—	—	19
Total nonaccrual loans	$—	$16,710	$18,611	$8,230

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days or when the ability to collect principal and interest according to the contractual terms is in doubt. During the nine months ended September 30, 2025, the Company wrote off $933 thousand in accrued interest receivable for loans, compared to $692 thousand for the nine months ended September 30, 2024. Accrued interest receivable related to loans, at September 30, 2025, and December 31, 2024, was $7.6 million and $6.5 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of September 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$6,026	$1,820	$15,285	$23,131	$1,329,908	$1,353,039	$—
Commercial and industrial	248	16	1,285	1,549	79,821	81,370	—
Construction	—	—	—	—	203,004	203,004	—
Residential first-lien mortgage	1,705	84	140	1,929	134,001	135,930	—
Home equity/consumer	—	—	—	—	22,799	22,799	—
Total	$7,979	$1,920	$16,710	$26,609	$1,769,533	$1,796,142	$—

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$—	$—	$25,441	$25,441	$1,359,644	$1,385,085	$—
Commercial and industrial	36	—	421	457	92,400	92,857	32
Construction	—	—	—	—	257,169	257,169	—
Residential first-lien mortgage	700	94	—	794	67,236	68,030	—
Home equity/consumer	—	—	—	—	18,133	18,133	—
Total	$736	$94	$25,862	$26,692	$1,794,582	$1,821,274	$32

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of September 30, 2025. Gross charge-offs are included for the nine months ended September 30, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$57,432	$128,366	$164,147	$300,794	$130,646	$542,083	$5,856	$1,329,324
Special mention	—	—	—	—	—	8,429	—	8,429
Substandard	—	—	—	—	—	15,285	—	15,285
Total commercial real estate	57,432	128,366	164,147	300,794	130,646	565,797	5,856	1,353,038
Current period gross charge-offs						9,950		9,950
Commercial and industrial								—
Pass	7,608	2,910	4,228	16,491	11,355	8,788	20,735	72,115
Special mention	—	—	—	—	—	674	—	674
Substandard	—	—	—	—	—	8,581	—	8,581
Total commercial and industrial	7,608	2,910	4,228	16,491	11,355	18,043	20,735	81,370
Current period gross charge-offs						83		83
Construction								—
Pass	5,000	5,124	—	9,290	31,349	12,181	139,912	202,856
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	148
Total construction	5,000	5,124	—	9,290	31,349	12,329	139,912	203,004
Current period gross charge-offs						—		—
Residential first-lien mortgage								—
Performing	10,090	45,645	20,097	6,747	5,711	47,493	—	135,783
Nonperforming	—	—	—	—	—	147	—	147
Total residential first-lien mortgage	10,090	45,645	20,097	6,747	5,711	47,640	—	135,930
Home equity/consumer								—
Performing	6,578	1,061	923	1,348	1,056	470	11,308	22,744
Nonperforming	—	—	—	55	—	—	—	55
Total home equity/consumer	6,578	1,061	923	1,403	1,056	470	11,308	22,799
Total
Pass	86,708	183,106	189,395	334,670	180,117	611,015	177,811	1,762,822
Special mention	—	—	—	—	—	9,103	—	9,103
Substandard	—	—	—	55	—	24,161	—	24,216
Total loans	$86,708	$183,106	$189,395	$334,725	$180,117	$644,279	$177,811	$1,796,141

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$18,050	$1,016	$429	$1,358	$161	21,014
Provision (reversal)[1]	(1,057)	(62)	(65)	514	12	(658)
Charge-offs	—	—	—	—	—	—
Recoveries	62	23	—	—	—	85
Total	$17,055	$977	$364	$1,872	$173	$20,441

1.
The reversal of credit losses on the Consolidated Statement of Income is $672 thousand comprising of a decrease of $658 thousand to the allowance for loan loss and a $14 thousand decrease to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,821	$1,173	$609	$893	$161	$23,657
Provision (reversal)[1]	6,105	(335)	(245)	979	12	6,516
Charge-offs	(9,950)	(83)	—	—	—	(10,033)
Recoveries	79	222	—	—	—	301
Total	$17,055	$977	$364	$1,872	$173	$20,441

1.
The provision for credit losses on the Consolidated Statement of Income is $6.6 million comprising of an increase of $6.5 million increase to the allowance for loan loss and a $36 thousand increase to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,623	$377	$744	$660	$60	$18,464
Purchased non-credit deteriorated loans[1]	2,106	15	546	271	214	3,152
Purchased credit deteriorated loans	110	4	11	13	16	154
Provision (reversal)[1]	1,482	867	(699)	8	(122)	1,536
Charge-offs	1	(279)	—	—	—	(278)
Recoveries	3	134	35	—	—	172
Total	$20,325	$1,118	$637	$952	$168	$23,200

1.
The provision for credit losses on the Consolidated Statement of Income is $4.6 million comprising of an increase of $3.2 million related to purchased non-credit deteriorated loans acquired, $1.5 million increase to the allowance for loan loss and a $87 thousand reduction to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Purchased non-credit deteriorated loans[1]	2,106	15	546	271	214	3,152
Purchased credit deteriorated loans	110	4	11	13	16	154
Provision (reversal)[1]	2,219	756	(1,100)	(57)	(149)	1,669
Charge-offs	(236)	(409)	—	—	—	(645)
Recoveries	79	264	35	—	—	378
Total	$20,325	$1,118	$637	$952	$168	$23,200

1.
The provision for credit losses on the Consolidated Statement of Income is $4.7 million comprising of an increase of $3.2 million related to purchased non-credit deteriorated loans acquired, $1.7 million increase to the allowance for loan loss and a $152 thousand reduction to the reserve for unfunded liabilities.

As of September 30, 2025, the Company had nine loans totaling $16.7 million that were individually analyzed for potential credit loss, and all nine loans have real estate as credit support. As of December 31, 2024, the Company had nine loans totaling $26.8 million that were individually analyzed for potential credit loss and all the loans have real estate credit support.

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no previously modified loans that defaulted during the nine months ended September 30, 2025, and the twelve-months ended December 31, 2024.

Note 5 – Deposits

The components of deposits were as follows:

	September 30, 2025		December 31, 2024
	(Dollars in thousands)
Demand, non-interest-bearing checking	$294,333	15.26%	$300,972	14.80%
Demand, interest-bearing checking	294,236	15.26%	300,559	14.79%
Savings	167,968	8.71%	170,880	8.41%
Money market	465,194	24.12%	490,543	24.13%
Time deposits, $250,000 and over	226,666	11.75%	284,272	13.99%
Time deposits, other	480,188	24.90%	485,399	23.88%
	$1,928,585	100.00%	$2,032,625	100.00%

Note 6 – Borrowings

The Company had no outstanding borrowings at September 30, 2025 and December 31, 2024.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures

The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820, “Fair Value Measurement” (“Topic 820”). Fair value measurements are not adjusted for transaction costs. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2025
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$155,266	$—	$155,266
U.S. government agency securities	—	10,469	—	10,469
Obligations of state and political subdivisions	—	39,918	—	39,918
Small Business Association (SBA) securities	—	1,346	—	1,346
U.S. treasury securities	2,929	—	—	2,929
Mortgage servicings rights	—	707	—	707

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

There were no liabilities measured at fair value on a recurring basis, at September 30, 2025 or December 31, 2024.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no assets measured at fair value on a nonrecurring basis at September 30, 2025.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2024
	(In thousands)
Collateral dependent loan	$—	$—	$16,223	$16,223
Other real estate owned[1]			295	295
	$—	$—	$16,518	$16,518

1.
The Bank charged off approximately $197,000 during the year ended December 31, 2024, prior to the property being transferred to other real estate owned.

The following table presents quantitative information using Level 3 fair value measurements at December 31, 2024.

Description	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loan	$16,223	Collateral[1]	Discount adjustment	12.0% 12.0%
Other real estate owned[2]	$295	Collateral[1]	Discount adjustment	0.0% 0.0%

1.
Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
2.
The other real estate owned was written down to the estimated net realizable value.

There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2025 or 2024. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

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

The carrying amounts and estimated fair value of financial instruments at September 30, 2025 are as follows:

	September 30, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$72,892	$72,892	$72,892	$—	$—
Securities available-for-sale at fair value	209,928	209,928	2,929	206,999	—
Securities held-to-maturity	155	158	—	158	—
Loans receivable, net	1,773,346	1,799,516	—	—	1,799,516
Restricted investments in bank stock	2,341	2,341	—	2,341	—
Accrued interest receivable	7,566	7,566	—	7,566	—
Equity method investments	11,632	11,632	—	7,520	4,112
Mortgage servicing rights	707	707	—	707	—
Financial Liabilities:
Deposits	$1,928,585	1,863,539	$—	$1,863,539	$—
Borrowings	—	—	—	—	—
Accrued interest payable	5,552	5,552	—	5,552	—

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

The following table represents the classification of the Company’s right of use and lease liability.

	Statement of Financial	Nine Months Ended	Year Ended
	Condition Location	September 30, 2025	December 31, 2024
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$21,903	$23,398
Increased asset from new leases		452	3,066
Accumulated amortization		(2,203)	(4,561)
Net book value	Operating lease right-of-use asset	$20,152	$21,903
Operating Lease Liability:
Lease liability	Operating lease liability	$21,221	$22,941

As of September 30, 2025, the weighted-average remaining lease terms for operating leases was 10.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.57%. The Company used Federal Home Loan Bank (“FHLB”) fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

Future minimum payments under operating leases with terms longer than 12 months are as follows at September 30, 2025 (in thousands):

Amount
(In thousands)
Twelve months ended September 30,
2026	$3,661
2027	3,395
2028	3,206
2028	2,719
2030	2,507
Thereafter	12,708
Total future operating lease payment	28,196
Amounts representing interest	(6,975)
Present value of net future lease payments	$21,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$1,009	$1,030	$3,049	$2,992
Short-term lease cost	24	27	101	92
Total lease cost	$1,033	$1,057	$3,150	$3,085
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$949	$890	$2,836	$2,641

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible

In accordance with ASC 805, the Company recorded $5.5 million of goodwill along with a core deposit intangible asset of $2.8 million for the Cornerstone Bank acquisition in 2024, and recorded $8.9 million of goodwill along with a core deposit intangible asset of $4.2 million for the five branches acquired in 2019. The Noah Bank acquisition that occurred in 2023 did not generate any goodwill, but the Bank recorded $98 thousand in a core deposit intangible asset. The core deposit intangible assets are being amortized over 10 years, using the sum of the year’s digits. Except as set forth below, GAAP requires that goodwill be tested for impairment annually based on closing date or more frequently if impairment indicators arise. The Company uses May 31st as its annual evaluation date. The reporting unit was determined to be our community banking operations, which is our only operating segment.

ASC Topic 350-20 guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company determined that a quantitative test would be performed at May 31, 2025, primarily due to the Company’s common stock trading at 80.0% of book value. This was a possible indication that a goodwill impairment may exist. The result of this quantitative test indicates that fair value is greater than book value and that no Reporting Unit goodwill impairment exists.

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2024	$14,381	$3,632
Amortization expense	—	(656)
Balance at September 30, 2025	$14,381	$2,976

As of September 30, 2025, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

Amount
(In thousands)
2025	191
2026	717
2027	587
2028	457
2029	327
Thereafter	697
Total	$2,976

Note 10 – Subsequent Events

On October 29, 2025, the Board of Directors declared a cash dividend of $0.35 per share of common stock to shareholders of record on November 7, 2025, payable on November 26, 2025.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing federal budget stalemate in Congress, the ongoing impact of higher tariffs imposed by the Trump administration, higher inflation levels, and general economic and recessionary concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the global impact of the military conflicts in the Ukraine and the Middle East; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024, and the success of the Company at managing the risks involved in the foregoing.

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

Economy

The 3rd quarter kicked off with a bang with the passage of the One Big Beautiful Bill Act, signed into law on July 4. The legislation made permanent many of the 2017 TCJA tax cuts, increased and inflation-adjusted the child tax credit, raised the SALT cap to $40k, and added a number of temporary tax cuts. It also ended a number of clean energy subsidies and credits, added work and residency requirements for Medicaid and SNAP programs, and increased border security funding. The net effect of the package is projected to boost economic growth fractionally in 2026, but investment incentives and tax certainty could eventually yield a larger impact.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

General

Total assets were $2.23 billion at September 30, 2025, a decrease of $111.1 million , or 4.75% when compared to $2.34 billion at the end of 2024. The primary reasons for the decrease in total assets were related to decreases in cash and cash equivalents of $44.5 million, investment securities of $37.2 million, and net loans of $25.1 million.

Cash and cash equivalents

Cash and cash equivalents decreased $44.5 million, or 37.9%, to $72.9 million at September 30, 2025 compared to December 31, 2024.

Investment securities

Total available-for-sale investment securities decreased $37.2 million, or 15.1%, to $209.9 million at September 30, 2025 compared to December 31, 2024. This decrease was related to the payoffs of mortgage-backed securities of U.S. government sponsored enterprises and U.S government agency securities during the nine months ended September 30, 2025.

Loans

Loans, net of deferred loan fees and costs, decreased $25.1 million, or 1.38%, to $1.79 billion at September 30, 2025 compared to December 31, 2024. The decrease in the Company’s net loans consisted of decreases of $54.2 million in construction loans, $32.0 million in commercial real estate loans, and $11.5 million in commercial and industrial loans, partially offset by increases of $67.9 million in residential mortgages, and $4.7 million in home equity and consumer loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.35 billion or 75.3% of total loans of $1.79 billion at September 30, 2025. There were 748 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.25 billion or 92.7% of the CRE portfolio and less than 80% for $1.34 billion or 99.6% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	September 30, 2025			December 31, 2024
	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	505,368	37.4%	52.9%	533,287	38.6%	53.6%
Owner Occupied	398,974	29.5%	35.4%	407,798	29.4%	36.3%
Land	27,729	2.1%	62.4%	25,241	1.8%	73.9%
Non Owner Occupied
Retail	109,128	8.1%	41.4%	100,771	7.3%	42.5%
Office Building	93,550	6.9%	42.9%	104,388	7.5%	43.5%
Industrial/Warehousing	80,829	6.0%	44.9%	73,417	5.3%	44.9%
Mixed Use	44,595	3.3%	41.9%	48,076	3.5%	43.7%
Restaurants	20,393	1.5%	39.7%	22,650	1.6%	39.3%
Healthcare	9,941	0.7%	51.5%	10,268	0.7%	53.3%
Other	62,532	4.6%	43.7%	59,189	4.3%	45.6%
Total non owner occupied	420,968	31.1%		418,759	30.2%
Total Commercial Real Estate	1,353,039	100.0%		1,385,085	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	September 30, 2025		December 31, 2024
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	630,912	46.7%	639,994	46.1%
New Jersey	511,947	37.8%	540,896	39.1%
Pennslyvania	190,639	14.1%	184,084	13.3%
Other	19,541	1.4%	20,111	1.5%
	1,353,038	100.00%	1,385,085	100.00%

For the three and nine months ended September 30, 2025, charge-offs were $0 and $10.0 million, and recoveries were $86 thousand and $302 thousand, respectively. For the three-month and nine-month periods ended September 30, 2024, charge-offs were $278 thousand and $645 thousand, and recoveries were $172 thousand and $378 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.14% at September 30, 2025 and 1.30% at December 31, 2024.

At September 30, 2025, non-performing assets totaled $16.7 million, a decrease of $10.1 million when compared to the amount at December 31, 2024. Non-performing assets as a percentage of total loans, net of deferred fees and costs, was 0.93% at September 30, 2025 and 1.47% at December 31, 2024.

Deposits

Total deposits on September 30, 2025, decreased $104.0 million, or 5.12%, when compared to December 31, 2024. The decrease in the Company’s deposits consisted primarily of decreases in certificates of deposit of $62.8 million, money market deposits of $25.3 million, non-interest-bearing demand deposits of $6.6 million, interest-bearing demand deposits of $6.3 million, and savings deposits of $2.9 million. On balance sheet liquidity remains strong at September 30, 2025.

At September 30, 2025, the Company had approximately $585.2 million in uninsured deposits, consisting of $91.6 million in non-interest-bearing demand deposits, $197.3 million in interest-bearing demand deposits, $156.1 million in money market accounts, $26.1 million in savings deposits and $114.1 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at September 30, 2025 and December 31, 2024.

Stockholders’ equity

Total stockholders’ equity at September 30, 2025, increased $4.6 million or 1.74% when compared to December 31, 2024. The increase was primarily due to an increase in retained earnings of $6.2 million (which consisted of $12.5 million in net income, partially offset by $6.3 million of cash dividends recorded during the period), an increase in paid-in capital of $2.7 million primarily due to the exercise of stock options, and a decrease in accumulated other comprehensive loss of $3.3 million, partially offset by a $7.6 million increase in treasury stock due to our stock repurchase program. The ratio of equity to total assets at September 30, 2025, and at December 31, 2024, was 12.0% and 11.2%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. The Company maintained a $60.0 million letter of credit with the FHLB supporting municipal deposits as of September 30, 2025. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $542.0 million as of September 30, 2025.

As of September 30, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings, based on assets pledged as collateral as of the applicable date. As of September 30, 2025, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of September 30, 2025, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at September 30, 2025.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At September 30, 2025, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of September 30, 2025, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at September 30, 2025 and December 31, 2024 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025:
Total capital (to risk-weighted assets)	$267,080	13.780%	$203,503	10.500%	$193,813	10.000%
Tier 1 capital (to risk-weighted assets)	$246,639	12.726%	$164,741	8.500%	$155,050	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$246,639	12.726%	$135,669	7.000%	$125,978	6.500%
Tier 1 leverage capital (to average assets)	$246,639	11.146%	$143,829	6.500%	$110,638	5.000%
December 31, 2024:
Total capital (to risk-weighted assets)	$270,633	13.490%	$210,648	10.500%	$200,617	10.000%
Tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$170,524	8.500%	$160,493	8.000%
Common equity tier 1 capital (to risk- weighted assets)	$246,976	12.311%	$140,432	7.000%	$130,401	6.500%
Tier 1 leverage capital (to average assets)	$246,976	10.577%	$151,776	6.500%	$116,750	5.000%

Comparison of Operating Results for the three months ended September 30, 2025 and 2024

General

The Company reported net income of $6.5 million, or $0.95 per diluted common share, for the third quarter of 2025, compared to a net loss of ($4.5) million, or ($0.68) per diluted common share, for the third quarter of 2024. The increase in net income for the third quarter of 2025 when compared to the third quarter of 2024 was primarily due to $7.8 million in Cornerstone Bank merger-related expenses recorded in the third quarter of 2024 and an increase of $2.5 million in net-interest income, and a decrease in the provision for credit losses of $5.3 million, partially offset by an increase in other non-interest expenses of $1.6 million, and an increase of $2.9 million in income tax expense.

Interest income

Interest income increased $935 thousand for the three months ended September 30, 2025, compared to the same period in 2024. Interest income on loans increased $1.8 million due to an increase in the average balance of loans of $125.9 million, partially offset by a decrease of 9 basis points on the yield on loans. Other interest and dividend income decreased $1.8 million due to a decrease in average balances of $126.7 million and a decrease in the yield of 86 basis points. Interest on taxable available-for-sale securities increased $941 thousand due to a 39 basis point increase in yield and a $67.3 million increase in the average balance of taxable available-for-sale securities.

Interest expense

Interest expense decreased $1.6 million to $13.1 million for the three months ended September 30, 2025, compared to the same period in 2024. Interest expense decreased primarily due to a decrease of 53 basis points in the rate paid on interest-bearing deposits over the same prior year period, partially offset by an increase in the average balance of interest-bearing deposits of $53.3 million.

Provision for credit losses

The Company recorded a reversal of credit losses of $672 thousand during the third quarter of 2025, which consisted of a $658 thousand decrease recorded to the allowance of credit losses due to updated peer loss rate data, and a decrease to the provision for credit losses of $14 thousand related to unfunded commitments, which are recorded in other liabilities on the Company’s statements of financial condition. There were no charge-offs recorded, and recoveries were $86 thousand, for the three months ended September 30, 2025.

Non-interest income

Total non-interest income was $1.9 million for the three months ended September 30, 2025, a decrease of $148 thousand or 7.2% when compared to the same prior year period. The decrease over the prior year’s third quarter was primarily due to a decrease in other non-interest income of $414 thousand, partially offset by an increase in loan fees of $142 thousand and an increase in income from bank owned life insurance of $83 thousand. The decrease in other non-interest income for the third quarter was related to a net loss on an equity investment in the amount of $471 thousand.

Non-interest expense

Total non-interest expense was $13.9 million for the three months ended September 30, 2025, a decrease of $6.2 million or 30.9% when compared to the same prior year period. This decrease was primarily related to Cornerstone Bank merger-related expenses of $7.8 million recorded in the third quarter of 2024, partially offset by increases in salaries and employee benefits expense of $537 thousand, professional fees of $413 thousand, data processing and communications expense of $252 thousand, and other non-interest expenses of $241 thousand.

Provision for income taxes

For the three months ended September 30, 2025, the Company recorded an income tax expense of $1.8 million, resulting in an effective tax rate of 21.9%, compared to an income tax benefit of ($1.1) million resulting in an effective tax rate of (20.1) % for the three months ended September 30, 2024.

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

	Three Months Ended September 30,
	2025			2024			Change 2025 vs 2024
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,817,551	$29,927	6.53%	$1,691,688	$28,135	6.62%	$125,863	(0.09)%
Securities
Taxable available-for-sale	178,947	2,214	4.95%	111,633	1,273	4.56%	67,314	0.39%
Tax exempt available-for-sale	39,269	278	2.83%	40,028	285	2.85%	(759)	(0.02)%
Held-to-maturity	156	2	5.33%	164	2	5.33%	(8)	0.00%
Federal funds sold	15,911	174	4.33%	135,164	1,828	5.38%	(119,253)	(1.05)%
Other interest earning-assets	12,156	151	4.92%	19,549	287	5.85%	(7,393)	(0.93)%
Total interest-earning assets	2,063,990	$32,745	6.29%	1,998,226	$31,810	6.33%	65,764	(0.04)%
Other non-earnings assets	170,260			151,776			18,484
Total assets	$2,234,250			$2,150,002			$84,248
Interest-bearing liabilities
Demand	$297,455	$1,547	2.06%	$258,728	$1,213	1.86%	$38,727	0.20%
Savings	168,940	982	2.31%	159,521	1,031	2.57%	9,419	(0.26)%
Money markets	466,459	3,715	3.16%	443,109	4,294	3.85%	23,350	(0.69)%
Certificates of deposit	702,996	6,837	3.86%	721,240	8,164	4.50%	(18,244)	(0.64)%
Total deposit	1,635,850	13,081	3.17%	1,582,598	14,701	3.70%	53,252	(0.53)%
Borrowings	3,749	45	4.72%	—	—	N/A	3,749	N/A
Total interest-bearing liabilities	1,639,599	$13,126	3.18%	1,582,598	$14,701	3.70%	57,001	(0.52)%
Non-interest-bearing deposits	294,652			269,030			25,622
Other liabilities	36,911			43,729			(6,818)
Total liabilities	1,971,162			1,895,357			75,805
Stockholders’ equity	263,088			254,645			8,443
Total liabilities and stockholder’s equity	$2,234,250			$2,150,002			$84,248
Net interest-earnings assets	$424,391			$415,628			$8,763
Net interest income; interest rate spread			3.11%			2.64%		0.47%
Net interest margin		$19,620	3.77%		$17,109	3.41%	$2,510	0.36%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2025 vs. 2024 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(19)	$1,812	$1,793
Securities available-for-sale
Taxable	188	753	941
Tax-exempt	(8)	1	(7)
Securities held-to-maturity	—	0	0
Federal funds sold	(687)	(968)	(1,655)
Other interest and dividend income	(89)	(48)	(137)
Total interest and dividend income	$(615)	$1,550	$935
Interest expense
Demand	$51	$284	$335
Savings	(106)	58	(48)
Money markets	(791)	212	(579)
Certificates of deposit	(1,127)	(201)	(1,328)
Borrowings	—	45	45
Total interest expense	$(1,973)	$398	$(1,575)
Change in net interest income	$1,358	$1,152	$2,510

Comparison of Operating Results for the nine months ended September 30, 2025 and 2024

General

The Company reported net income of $12.5 million, or $1.82 per diluted common share, for the nine months ended September 30, 2025, compared to net income of $5.0 million, or $0.77 per diluted common share, for the same period in 2024. The increase in net income for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to $7.8 million in Cornerstone Bank merger-related expenses recorded in the third quarter of 2024, and an increase of $8.7 million in net-interest income, partially offset by an increase in other non-interest expenses of $5.0 million, an increase of $2.3 million in income tax expense, and an increase in the provision for credit losses of $1.9 million..

Interest income

Interest income increased $9.5 million for the nine months ended September 30, 2025, compared to the same period in 2024. Interest income on loans increased $10.1 million due to an increase in the average balance of loans of $228.3 million partially as a result of the Cornerstone Bank acquisition, partially offset by a decrease in the yield of 7 basis points. Other interest and dividend income decreased $4.8 million due to a decrease in average balances of $109.5 million and a decrease in the yield of 93 basis points. Interest on taxable available-for-sale securities increased $4.3 million due to a 57 basis point increase in yield and a $105.9 million increase in the average balance of taxable available-for-sale securities, partially as a result of the Cornerstone Bank acquisition.

Interest expense

Interest expense on deposits increased $849 thousand to $41.6 million for the nine months ended September 30, 2025, due to an increase in the average balance of interest-bearing deposits of $190.7 million, partially as a result of the Cornerstone Bank acquisition, partially offset by a decrease on the rate paid on interest-bearing deposits of 34 basis points over the same prior year period.

Provision for credit losses

The Company recorded a $6.6 million provision for credit losses for the nine months ended September 30, 2025 and recorded $4.7 million provision for credit losses for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025, compared with the same prior year period, is primarily due to a net charge-off of $7.5 million recorded in the second quarter of 2025, partially offset by a decrease in net loans of $25.1 million since December 31, 2024. $3.2 million of the $4.7 million provision for credit losses for the nine months ended September 30, 2024 was due to a $3.2 million provision for credit loss for the purchased non-credit deteriorated loans recorded in 2024 related to the Cornerstone Bank acquisition. For the nine months ended September 30, 2025, charge-offs were $10.0 million and recoveries were $301 thousand.

Non-interest income

For the nine months ended September 30, 2025, non-interest income increased $221 thousand or 3.6%, from the same nine-month period in 2024.

Non-interest expense

For the nine months ended September 30, 2025, non-interest expense was $41.2 million, compared to $44.0 million for the same period in 2024. This decrease was primarily due to Cornerstone merger-related expenses of $7.8 million recorded in 2024, partially offset by increases in salaries and employee benefits of $1.8 million, data processing and communications expense of $857 thousand, professional fees of $769 thousand, occupancy and equipment expense of $612 thousand and federal deposit insurance assessments of $450 thousand.

Provision for income taxes

For the nine months ended September 30, 2025, the Bank recorded an income tax expense of $3.3 million, resulting in an effective tax rate of 20.5%, compared to an income tax expense of $1.0 million resulting in an effective tax rate of 16.3% for the nine months ended September 30, 2024.

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

	Nine Months Ended September 30,
	2025			2024			Change 2025 vs 2024
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,838,179	$89,171	6.49%	$1,609,890	$79,109	6.56%	$228,289	(0.07)%
Securities
Taxable available-for-sale	192,605	7,128	4.95%	86,732	2,838	4.37%	105,873	0.58%
Tax exempt available-for-sale	39,421	841	2.85%	40,180	857	2.85%	(759)	0.00%
Held-to-maturity	158	6	5.08%	171	7	5.26%	(13)	(0.18)%
Federal funds sold	34,339	1,132	4.41%	138,843	5,644	5.43%	(104,504)	(1.02)%
Other interest earning-assets	14,311	518	4.85%	19,281	831	5.76%	(4,970)	(0.91)%
Total interest-earning assets	2,119,013	$98,796	6.23%	1,895,097	$89,286	6.29%	223,917	(0.06)%
Other non-earnings assets	169,000			144,630			24,370
Total assets	$2,288,013			$2,039,727			$248,287
Interest-bearing liabilities
Demand	$312,254	$4,670	2.00%	$244,271	$3,525	1.93%	$67,983	0.07%
Savings	170,320	2,905	2.28%	151,884	2,925	2.57%	18,436	(0.29)%
Money markets	469,202	10,990	3.13%	399,253	11,724	3.92%	69,949	(0.79)%
Certificates of deposit	738,673	22,988	4.16%	704,388	22,587	4.28%	34,285	(0.12)%
Total deposit	1,690,449	41,553	3.29%	1,499,796	40,761	3.63%	190,652	(0.34)%
Borrowings	1,687	57	4.59%	—	—	0.00%	1,687	4.59%
Total interest-bearing liabilities	1,692,136	$41,610	3.29%	1,499,796	$40,761	3.63%	192,339	(0.34)%
Non-interest-bearing deposits	290,281			252,184			38,097
Other liabilities	41,599			42,239			(640)
Total liabilities	2,024,016			1,794,219			229,796
Stockholders’ equity	263,997			245,508			18,488
Total liabilities and stockholder’s equity	$2,288,013			$2,039,727			$248,285
Net interest-earnings assets	$426,876			$395,301			$31,575
Net interest income; interest rate spread			2.94%			2.66%		0.28%
Net interest margin		$57,186	3.61%		$48,525	3.42%	$8,661	0.19%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2025 vs. 2024 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(467)	$10,530	$10,063
Securities available-for-sale			—
Taxable	246	4,043	4,289
Tax-exempt	—	(16)	(16)
Securities held-to-maturity	—	(1)	(1)
Federal funds sold	(553)	(3,959)	(4,512)
Other interest and dividend income	(80)	(233)	(313)
Total interest and dividend income	$(854)	$10,364	$9,510
Interest expense:
Demand	$81	$1,065	$1,146
Savings	23	(43)	(20)
Money market	1,333	(2,068)	(735)
Certificates of deposit	(199)	599	400
Borrowings	—	58	58
Total interest expense	$1,238	$(389)	$849
Change in net interest income	$(2,092)	$10,753	$8,661

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

The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2025, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2025, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
	(In thousands)
Interest-earning assets: (1)
Investment securities	$33,538	$44,732	$42,505	$24,786	$73,388	$(8,866)	$210,083
Loans receivable	375,640	238,214	606,070	446,910	128,240	(21,728)	1,773,346
Other interest-earnings assets (2)	57,063	—	—	—	—	—	57,063
Total interest-earning assets	$466,241	$282,946	$648,575	$471,696	$201,628	$(30,594)	$2,040,492
Interest-bearing liabilities:
Checking and savings accounts	$462,204	$—	$—	$—	$—	$—	$462,204
Money market accounts	465,194	—	—	—	—	—	465,194
Certificate accounts	187,084	487,331	28,351	4,088	—	—	706,854
Borrowings	—	—	—	—	—	—	—
Total interest-bearing liabilities	$1,114,482	$487,331	$28,351	$4,088	$—	$—	$1,634,252
Interest-earning assets less interest-bearing liabilities	$(648,241)	$(204,385)	$620,224	$467,608	$201,628	$(30,594)	$406,240
Cumulative interest-rate sensitivity gap (3)	$(648,241)	$(852,626)	$(232,402)	$235,206	$436,834
Cumulative interest-rate gap as a percentage of total assets at
September 30, 2025	(29.08)%	(38.25)%	(10.43)%	10.55%	19.60%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2025	41.83%	46.77%	85.74%	114.39%	126.73%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2025, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA1	Change
	(Dollars in thousands)
300	$312,091	$(28,444)	(8.35)%	14.76%	(0.42)
200	$324,167	$(16,368)	(4.81)%	15.04%	(0.14)
100	$332,785	$(7,750)	(2.28)%	15.14%	(0.04)
Static	$340,535	$—		15.18%
(100)	$337,026	$(3,509)	(1.03)%	14.78%	(0.40)
(200)	$320,656	$(19,879)	(5.84)%	13.88%	(1.30)
(300)	$300,089	$(40,446)	(11.88)%	12.83%	(2.35)

1.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of September 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2025 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchase of shares of common stock for the three months ended September 30, 2025 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program [1]	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs [1]
Period
June 30, 2025				107,847
July 1 - 31, 2025	50,003	$31.60	50,003	57,844
August 1 - 31, 2025	10,520	$30.76	10,520	47,324
September 1 - 30, 2025	—	$—	—	47,324
	60,523	$31.45	60,523

1.
On August 10, 2023, the Company announced a stock repurchase program to repurchase up to 314,000 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a period of time necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description

10.1	Consulting Agreement - Christohper Tonkovich

31.1	Rule 13a-14(a) Certification on the Principal Executive Officer

31.2	Rule 13a-14(a) Certification on the Principal Financial Officer

32	Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Bancorp, Inc.

Date: November 7, 2025	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)