Form 10-K
period 2025-12-31
Princeton Bancorp, Inc.
filed 2026-03-13
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2025

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐YES ☒NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐YES ☒NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES ☐NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). ☒YES ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐YES ☒NO

The aggregate market value of the voting common stock held by non-affiliates at June 30, 2025 was $164.0 million.

As of March 6, 2026, there were 6,788,551 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 21, 2026. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses

AFS	Available-for-sale

AI	Artificial Intelligence

ALCO	Asset-liability committee

AML	Anti-money laundering

ASC 326	ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ATM	Automated teller machines

ASU	Accounting Standards Update

Bank	The Bank of Princeton

BHCA	Bank Holding Company Act of 1956, as amended

CBT	Corporation Business Tax

CECL	ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

CFC	Cornerstone Financial Corporation and its wholly owned subsidiary Cornerstone Bank

CFPB	Consumer Financial Protection Bureau

CIO	Chief Information Officer

Company	Princeton Bancorp, Inc.

COSO 2013	Committee of Sponsoring Organizations of the Treadway Commission

CRA	Community Reinvestment Act

DCF	Discounted Cash Flow Method

Department	New Jersey Department of Banking and Insurance

DIF	Deposit Insurance Fund of the FDIC

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRR	DIF Designated reserve (target) ratio

FDIC	Federal Deposit Insurance Corporation

Federal Reserve	Federal Reserve System

FHLB	Federal Home Loan Bank

GAAP	Accounting principles generally accepted in the United States of America

GAP Table	Table setting forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding

HELOC	Home equity line of credit

HTM	Held-to-maturity

LTV	Loan to Value

NPV	Net portfolio value

SBIC	Small Business Investment Company

PRINCETON BANCORP, INC.

PART I

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank.

Item 1. Business

General and Market Area

Princeton Bancorp, Inc. is a Pennsylvania corporation formed in 2022 to be the holding company for The Bank of Princeton. The Bank was incorporated on March 5, 2007 under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007 and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the FDIC. The area served by the Bank, through its 33 branches, is generally an area within an approximate 50-mile radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of the New York City metropolitan area.

The Bank offers traditional retail banking services, one-to-four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.

From 2007 until January 2023, the Bank was a stand-alone bank. On January 10, 2023, the Bank caused the Company to acquire all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of December 31, 2025, the Company had 241 total employees and 240 full-time equivalent employees.

On May 19, 2023, the Company completed the acquisition of Noah Bank, a Pennsylvania chartered state bank headquartered in Elkins Park, Pennsylvania that primarily served the Philadelphia, North New Jersey and New York City markets. On that date the Company acquired 100% of the outstanding common stock, for cash, of Noah Bank and Noah Bank was merged with and into the Bank.

On April 29, 2024, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of preferred stock, par value $0.01 per share. The preferred stock may be issued in one or more series, and the Board of Directors is authorized, without further shareholder approval, to determine the designations, rights, preferences, privileges, and limitations of each series, including dividend rights, dividend rates, conversion rights, voting rights, redemption terms, and liquidation preferences. No shares of preferred stock were issued or outstanding as of December 31, 2025.

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

Commercial Real Estate and Multi-family. At December 31, 2025, commercial real estate and multi-family loans amounted in the aggregate to $1.34 billion, or 73.9% of the total loans receivable. Our commercial real estate portfolio has decreased $41.6 million or 3.0% since December 31, 2024, when commercial real estate and multi-family loans amounted to $1.39 billion, or 76.1%, of our total portfolio.

The commercial real estate and multi-family loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At December 31, 2025, the average commercial and multi-family real estate loan size was approximately $1.8 million.

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

Set forth below is a brief description of our three largest commercial real estate or multi-family loans:

-

The largest commercial real estate loan is a $31 million loan (split between 2 loans $29 million and $2 million). The proceeds were used to refinance an existing loan, with cash out being escrowed and released in the future upon meeting certain requirements. The property is an eight-story mixed use property located in Brooklyn, NY with 69 residential units and one commercial unit with an estimated LTV of 70%. The borrower is paying in accordance with the loan terms as of December 31, 2025

-

The second largest commercial real estate loan is a $22.7 million loan. The proceeds were used to refinance an existing loan with cash out for tenant improvements and future real estate investments. The property is an industrial warehouse located in East Windsor, NJ with an estimated LTV of 54% The borrower is paying in accordance with the loan terms as of December 31, 2025.

-

The third largest commercial real estate loan is a $20.4 million loan. The proceeds were used to refinance an existing loan. The property is an eight-story mixed use property located in Queens, NY with 49 residential units and two commercial units with an estimated LTV of 56%. The borrower is paying in accordance with the loan terms as of December 31, 2025.

Commercial and Industrial Loans. At December 31, 2025, commercial and industrial loans amounted in the aggregate to $76.6 million, or 4.2%, of the total loan portfolio. Our commercial and industrial portfolio has decreased $16.3 million, or 17.6%, since December 31, 2024, when commercial and industrial loans amounted to $93.0 million, or 5.1%, of our total loan portfolio.

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

Set forth below is a brief description of our three largest commercial and industrial loans:

•
The largest commercial and industrial loan is a $9.6 million loan (split between 2 loans $8.8 million and $864 thousand). The proceeds were used for business purposes and completion of capital improvements. The collateral is a lien on all business assets. The borrower is paying in accordance with the loan terms as of December 31, 2025

•
The second largest commercial and industrial loan is a $8.3 million loan (split between 2 loans $5 million and $3.3 million). The proceeds were used for general business purposes. The loan is secured by real estate and cash collateral. The borrower is paying in accordance with the loan terms as of December 31, 2025
•
The third largest commercial and industrial loan is a $4.3 million loan (split between 2 loans $3.9 million and $384 thousand). The proceeds were used for working capital The borrower is paying in accordance with the loan terms as of December 31, 2025.

Construction Loans. We originate various types of commercial loans, including construction loans, secured by collateral such as real estate, business assets and personal guarantees. The loans are solicited on a direct basis and through various professionals with whom we maintain contact and by referral from our directors, stockholders and customers. At December 31, 2025, our construction loans amounted to $209.5 million, or 11.5% of our total loans receivable. The average size of a construction loan was approximately $9.9 million at December 31, 2025. Our construction loans portfolio has decreased $47.7 million or 18.5% since December 31, 2024, when construction loans amounted to $257.2 million, or 14.1% of our total loans receivable. Construction lending represents a segment of our loan portfolio and is driven primarily by market conditions. Loans to finance construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay monthly payments during the construction phases of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Bank if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to mitigate risk, financial statements and tax returns are obtained from borrowers on an annual basis. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based on a common index plus a stipulated margin. Additional fees may be charged as funds are disbursed. As units are completed and sold, we require that payments to reduce principal outstanding be made prior to them being released. We may permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary areas.

Set forth below is a brief description of our three largest construction loans or loan relationships:

•
The largest construction loan is a $21.7 million loan. The proceeds are being used for the acquisition and renovation of an existing building into an 87-unit mixed-use investment property with 84 units and 3 retail units. The project is approximately 100% completed. The borrower is paying in accordance with the loan terms as of December 31, 2025.
•
The second largest construction loan is a $21.0 million loan to purchase and completion of site improvements, construction of four buildings comprised of 11 retail units Lower Markfield Township PA. The project is approximately 90% complete. The borrower is paying in accordance with the loan terms as of December 31, 2025.
•
The third largest construction loan is a $20.0 million loan to purchase land for future construction of a mixed-use property consisting of residential units and commercial/retail office space in Jersey City, NJ. The borrower is paying in accordance with the loan terms as of December 31, 2025.

Residential First-Lien Mortgage Loans. We offer a narrow range of prime residential first-lien mortgage loans at competitive rates. Our customers, stockholders and local real estate brokers are a significant source of these loans. We strive to process, approve and fund loans in a timeframe that meets the needs of our borrowers. Generally, we originate and retain non-conforming residential first-lien mortgage loans and refer conforming residential first-lien mortgage loans to a third party, whereby we may earn a fee. At December 31, 2025, our residential first-lien loans amounted to $163.8 million, or 9.0%, of our total portfolio. Our residential first-lien loan portfolio has increased $95.8 million, or 140.8%, since December 31, 2024, when residential first-lien loans amounted to $68.0 million, or 3.7%, of our total loan portfolio. This substantial increase was due to the purchase of such loans during 2025.

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

Loans Receivable, Net. Loans receivable, remained consistent at $1.82 billion for both periods December 31, 2024, and December 31, 2025.

The following table details our loan maturities by loan segment and interest rate type:

	December 31, 2025
	Due in one year or less	Due after one through five years	Due after five years through fifteen years	Due after fifteen years	Total
(Dollars in thousands)
Commercial real estate	$61,752	$465,817	$437,621	$378,341	$1,343,531
Commercial and industrial	25,270	21,900	25,112	4,275	76,557
Construction	141,949	67,534	—	—	209,483
Residential first-lien mortgage	—	1,969	7,946	153,898	163,813
Home equity/consumer	6	985	11,610	12,758	25,359
Total loans	$228,977	$558,205	$482,289	$549,272	$1,818,743

Amount due after one year	Fixed Rate	Variable Rate
(Dollars in thousands)
Commercial real estate	$384,895	$896,884
Commercial and industrial	24,222	27,065
Construction	—	67,534
Residential first-lien mortgage	121,688	42,125
Home equity/consumer	4,092	21,261
Total loans	$534,897	$1,054,869

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

	December 31,
	2025	2024
(Dollars in thousands)
Commercial real estate	$15,229	$25,441
Commercial and industrial	1,257	1,287
Residential first-lien mortgage	92	94
Home equity/consumer	—	19
Total nonaccrual loans	16,578	26,841
Accruing loans 90 days or more past due	—	32
Total nonperforming loans	16,578	26,873
Other real estate owned	—	295
Total nonperforming assets	$16,578	$27,168

See Note 5 - “Loans Receivable” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding our loans not classified as nonperforming assets as of December 31, 2025 and for other information on our loan ratings of special mention, substandard and doubtful, all of which contain varying degrees of potential credit problems that could result in the loans being classified as nonaccrual, past-due 90 or more days or modifications to borrowers with financial difficulty in a future period.

Analysis of Allowance for Credit Losses. The Company follows Accounting Standard Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL” or “ASC 326”), which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under CECL methodology is applicable to financial measured assets at amortized cost, including loan receivables. Available-for-sale (“AFS”) debt securities are included and require credit losses to be presented as an allowance rather than as a write-down. It also applies to off-balance sheet credit exposure, such as unfunded loan commitments, standby letters of credit and other similar instruments.

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

As of December 31, 2025, the allowance for credit losses on loans was $20.3 million as compared to $23.7 million as of December 31, 2024. The $3.3 million decrease in the allowance for credit losses was attributed to a $6.4 million provision related to the Bank’s loan portfolio, partially offset by $9.7 million of net-charge offs recorded during 2025.

At December 31, 2025, nonperforming assets totaled $16.6 million, a decrease of $10.6 million when compared to the amount at December 31, 2024. The decrease was due primarily the result of $10.0 million in charge-offs recorded during 2025, of which $9.9 million was recorded during the second quarter of 2025.

The following table presents a summary of our allowance for credit losses on loans and nonaccrual loans by total loans and a summary of net charge-offs by loan segments:

	As of and for Year Ended
	December 31,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses to total loans outstanding:	1.12%	1.30%
Allowance for credit losses on loans	$20,325	$23,657
Total loans outstanding	$1,818,743	$1,821,274
Nonaccrual loans	$16,578	$26,841
Allowance for credit losses to nonaccrual loans	122.6%	88.1%
Nonaccrual loans to total loans outstanding	0.91%	1.47%
Net charge-offs (recoveries) during the period to average loans outstanding
Commercial real estate	0.71%	0.01%
Net charge-offs	$10,096	$151
Average amount outstanding	$1,395,045	$1,252,464
Commercial and industrial	(0.25)%	0.39%
Net charge-offs (recoveries)	$(148)	$237
Average amount outstanding	$59,786	$60,665
Construction	—	(0.01)%
Net charge-offs (recoveries)	$—	$(35)
Average amount outstanding	$242,802	$289,851
Residential first-lien	—%	—%
Net charge-offs	$—	$—
Average amount outstanding	$110,281	$48,392
Home equity/consumer	—%	—%
Net charge-offs	$—	$—
Average amount outstanding	$21,124	$11,641
Total loans	0.53%	0.02%
Net charge-offs	$9,948	$353
Average amount outstanding	$1,829,038	$1,663,013

The following table presents the allocation of the allowance for credit losses by portfolio segment for the years presented. The allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories.

	2025		2024
(Dollars in thousands)	Amount	Loan Balance as % of Total Loans	Amount	Loan Balance as % of Total Loans
Commercial real estate	$16,848	73.9%	$20,821	76.1%
Commercial and industrial	900	4.2%	1,173	5.1%
Construction	376	11.5%	609	14.1%
Residential first-lien mortgage	2,004	9.0%	893	3.7%
Home equity/consumer	197	1.4%	161	1.0%
Total loans	$20,325	100.0%	$23,657	100.0%

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

Securities available-for-sale, which are carried at fair value, decreased $64.6 million, or 26.1%, to $182.6 million at December 31, 2025 from $247.2 million at December 31, 2024. The decrease was primarily due to principal repayments of $77.7 million and $3.5 million of maturities or calls of available-for-sale securities during 2025, partially offset by purchases of available for sale securities in the amount of $11.6 million and a decrease of $5.1 million attributed to the unrealized losses associated with the available-for-sale portfolio. At December 31, 2025, held-to-maturity securities totaled $153 thousand and were carried at amortized cost

The following table summarizes the weighted-average yields based on maturity distribution schedule of the amortized cost of AFS debt securities at December 31, 2025. Interest income presented in this Form 10-K for tax-advantaged obligations of state and political subdivisions has not been adjusted to reflect fully taxable-equivalent interest income. Expected maturities may differ from contractual maturities because the securities may be called without any penalties.

	One year or less	After one through five years	After five through ten years	After ten years	Total
(Dollars in thousands)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	$19	$2,211	$890	$124,528	$127,648
U.S. government agencies	—	991	8,481	1,040	10,512
Obligations of state and political subdivisions	1,102	8,723	29,074	1,298	40,197
Small business association (SBA) securities	—	351	305	603	1,259
U.S. treasury securities	2,953	—	—	—	2,953
Total	$4,074	$12,276	$38,750	$127,469	$182,569
(Yield on securities)
Mortgage-backed securities - U.S. Government Sponsored Enterprises (GSEs)	3.19%	4.49%	3.51%	4.87%	4.85%
U.S. government agencies	—	2.84%	3.81%	2.49%	3.59%
Obligations of state and political subdivisions	3.94%	2.81%	2.48%	2.87%	2.60%
Small business association (SBA) securities	—	6.50%	6.22%	5.93%	6.16%
U.S. treasury securities	3.94%	—	—	—	3.94%
Total	3.94%	3.22%	2.82%	4.84%	4.28%

At December 31, 2025, there were no security holdings of any one issuer in an amount greater than 10.0% of our total stockholders’ equity. See Note 4 – “Investment Securities” in the Notes to Consolidated Financial Statements within this Form 10-K for additional information regarding debt securities.

Cash and Due from Banks and Interest-earning Bank Balances

Cash and due from banks and interest-earning bank balances increased from $33.6 million at December 31, 2024 to $36.3 million at December 31, 2025, an increase of $2.7 million, or 8.0%.

Federal Funds Sold

Federal funds sold increased from $83.7 million at December 31, 2024 to $99.3 million at December 31, 2025, an increase of $15.6 million, or 18.7%. The increase in federal funds sold was primarily due to decreases in investment securities and in deposits.

Premises and Equipment

Premises and equipment, net decreased $900 thousand from December 31, 2024 to December 31, 2025 resulting from $1.8 million in depreciation, partially offset by $900 thousand purchases of new equipment and improvements.

Goodwill and Core Deposit Intangible

At December 31, 2025, the Company had $14.4 million of goodwill. At December 31, 2025 the Company had $2.8 million in core deposit intangible assets, a decrease of $856 thousand when compared to December 31, 2024. The remaining core deposit intangible asset balance is comprised of $2.1 million from the CFC acquisition, $572 thousand from the WSFS branch acquisition that occurred in May 2019, and $57 thousand from the Noah acquisition.

Operating Lease Right-of-Use Asset

Operating lease right-of-use asset decreased $1.8 million from $21.9 million at December 31, 2024 to $20.1 million at December 31, 2025 due to $3.0 million in amortization, partially offset by $1.2 million of new leases.

Equity Method Investments

The Company is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $5.0 million to the partnership. At December 31, 2025, the SBIC had a book value of $3.3 million. The unfunded commitment to the partnership was $1.7 million at December 31, 2025.

The Company invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Bank operates. The Company decides which loans are included in its investment. The Company had an outstanding commitment to fund up to $7.5 million and currently has $7.5 million funded. There is currently no unfunded commitment at December 31, 2025.

Accrued Interest Receivable and Other Assets

Accrued interest receivable decreased $200 thousand from December 31, 2024 to December 31, 2025. Deferred taxes decreased $3.4 million from December 31, 2024 to December 31, 2025. Bank owned life insurance decreased $1.2 million from December 31, 2024 to December 31, 2025, primarily related to an exchange of $2.8 million, partially offset by a $1.5 million increase in cash surrender value. Other assets decreased $1.3 million from December 31, 2024 to December 31, 2025.

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

During normal business practices the Bank will utilize deposits originated by brokers to support the Bank’s funding needs. At December 31, 2025 the balance of brokered deposits was $18.6 million, a decrease of $26.0 million from the $44.6 million outstanding at December 31, 2024.

At December 31, 2025, there were no customers whose deposit balances individually exceeded 5% of total deposits.

The following table presents the average balance of our deposit accounts and the average cost of funds for each category of our deposits, and total uninsured deposits.

	2025		2024
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
(Dollars in thousands)
Non-interest-bearing checking	$291,084	—%	$264,418	—%
Demand interest-bearing	313,269	2.01%	258,462	1.91%
Money market	469,061	3.12%	421,934	3.79%
Savings deposits	169,486	2.28%	157,538	2.52%
Time deposits	735,427	4.06%	724,060	4.35%
	$1,978,327	2.76%	$1,826,412	3.09%

	2025	2024
	Amount	Amount
Uninsured deposits	$598,966	$573,727

The following table represents the uninsured time deposits by maturity.

	As of December 31,
	2025	2024
Uninsured time deposits maturity	(Dollars in thousands)
Three months or less	$26,172	$18,756
Over three through six months	37,996	28,202
Over six through twelve months	32,267	40,150
Over twelve months	1,783	2,553
Total uninsured time deposits	$98,218	$89,661

The uninsured portion of deposits is any balance that exceeds the FDIC insurance limit of $250,000.

See the liquidity discussion within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K for more information regarding our available funds.

Total deposits decreased from $2.03 billion at December 31, 2024 to $1.98 billion at December 31, 2025, a decrease of $56.4 million, or 2.78%. The decrease in the Company’s deposits consisted primarily of decreases in certificates of deposit of $45.0 million, money market deposits of $26.3 million, non-interest-bearing demand deposits of $15.0 million, and savings deposits of $3.1 million, partially offset by an increase in interest-bearing demand deposits of $33.0 million. On balance sheet liquidity remains strong at December 31, 2025 with $135.7 million in cash and cash equivalents, as well as available for sale securities and borrowing capacity.

Borrowings

The Company had no outstanding borrowings at December 31, 2025 or December 31, 2024.

Accrued Interest Payable, Lease Liabilities and Other Liabilities

Accrued interest payable decreased $6.9 million from $15.4 million at December 31, 2024 to $8.5 million at December 31, 2025. The decrease was primarily the result of the decrease in interest rates offered on deposit accounts during 2025 as well as the decrease in total deposits of $56.4 million. Lease liabilities decreased $1.7 million, while other liabilities increased $1.3 million.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2025, increased $8.7 million or 3.31% when compared to December 31, 2024. The increase was primarily due to an increase in retained earnings of $9.8 million (which consisted of $18.6 million in net income, partially offset by $8.6 million of dividends recorded during the period), an increase in paid-in capital of $3.0 million primarily due to the exercise of stock options, and a decrease in accumulated other comprehensive loss of $3.7 million due to reductions in market interest rates and balances of investment securities, partially offset by a $7.9 million increase in treasury stock due to our stock repurchase program. The ratio of equity to total assets at December 31, 2025, and at December 31, 2024, was 11.9% and 11.2%, respectively.

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

Staffing

As of December 31, 2025, we had approximately 240 full-time equivalent employees.

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

The DIF has a designated reserve (target) ratio (“DRR”) of 2.00% of the estimated insured deposits. As of June 30, 2025, the reserve ratio exceeded the statutory minimum of 1.35% . Dividends are required to be paid to the industry should the DRR exceed 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The assessment base for insured depository institutions is the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.

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

Capital rules require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards described above. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2025, the Bank met all capital adequacy requirements on a fully phased-in basis.

In determining compliance with the risk-based capital requirement, a banking organization is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets. At December 31, 2025, the Bank exceeded all its regulatory capital requirements.

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

A banking organization generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. A banking organization which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized organizations are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions. At December 31, 2025, the Bank was not subject to any of the above mentioned restrictions.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that banks meet the credit needs of all of their assessment area, as established for these purposes in accordance with applicable regulations based principally on the location of branch offices, including those of low-income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” Our record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2025, we maintained a “satisfactory” CRA rating. In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. In July 2025, the federal banking agencies issued a notice of proposed rulemaking, which, if finalized, would rescind the CRA final rule issued in October 2023 and reinstate that CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.

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

In May 2025, President Trump signed a Congressional Review Act resolution that overturned the CFPB’s December 2024 final rule, which would have taken effect October 1, 2025 and imposed certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limited the amount of overdraft fees to the higher of the amount of costs and losses to provide overdraft services or $5.00.

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

Loans to One Borrower. New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank, or up to 25% of the capital funds of the bank if the additional 10% is fully secured by collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of the loans and extensions of credit over the 15% limit. At December 31, 2025, the Bank’s lending limit to one borrower under regulatory guidelines was $40.6 million, but the Company's Board of Directors has set an internal lending limit of approximately 75.0% of the legal lending limit or $30.5 million.

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

New Jersey Tax Laws On June 28, 2024, New Jersey Gov. Phil Murphy signed legislation, A.B. 4704, which enacted a 2.5% surtax, termed the “Corporate Transit Fee,” on certain CBT taxpayers that have New Jersey allocated taxable net income over $10 million. The new surtax is in addition to the CBT and applies to privilege periods beginning on or after January, 1, 2024, through December, 31, 2028.

Anti-Money Laundering. The Bank Secrecy Act, as amended by the Patriot Act and Anti-Money Laundering Act of 2020, contains anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions such as depository institutions to undertake activities, including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to implement compliance policies, procedures, and internal controls, provide its employees with AML training, designate an AML compliance officer, and undergo periodic independent auditing and testing to assess the effectiveness of its AML program, among other requirements. The Bank has implemented an AML compliance program, including policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators continue to focus their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs, including the Bank’s. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.

The Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping, and reporting requirements that the Bank Secrecy Act imposes on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

OFAC Regulation. OFAC is the primary U.S. regulatory authority responsible for administering economic sanctions that affect transactions with designated foreign countries and territories, nationals, and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory, and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country or territory, or other sanctioned individuals or entities, have an interest by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of blocked or designated persons, organizations, and entities, including the Specially Designated Nationals and Blocked Persons List. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences. Other jurisdictions and multilateral bodies also administer and impose sanctions.

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

Compensation. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these regulations and resulting market practices will continue to evolve over a number of years. The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. The SEC has a rule that directs stock exchanges to require listed companies to implement claw back policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and requires companies to disclose their claw back policies and their actions under those policies.

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

Our loan portfolio is made up largely of commercial real estate loans and commercial construction loans. At December 31, 2025, we had approximately $1.34 billion of commercial real estate loans, which represented 73.9% of our total loan portfolio. Our commercial real estate loans include loans secured by owner-occupied and non-owner-occupied tenanted properties for commercial uses and multi-family loans. The portfolio also consists of construction loans of approximately $209.5 million, or 11.5%, of our total loan portfolio as of December 31, 2025. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2025, we had $76.6 million of commercial and industrial loans, which represented 4.2% of our total loan portfolio.

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

Like all financial institutions, we maintain an allowance for credit losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about external factors, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses and may require an increase in our allowance for credit losses. Although we believe that our allowance for credit losses at December 31, 2025 is adequate to cover known and probable incurred losses included in the portfolio, we cannot provide assurances that we will not further increase the allowance for credit losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

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

RISKS RELATED TO THE COMPANY'S COMMON STOCK

The Company’s ability to pay dividends depends primarily on receiving dividends from the Bank, which is subject to regulatory limits and the Bank’s performance.

The Company is a bank holding company and banking operations are conducted by its subsidiary, the Bank. The Company’s ability to pay dividends depends on its receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures, other cash flow requirements, and other factors deemed relevant by its Board of Directors. There is no assurance that the Bank will be able to pay dividends in the future, and if able, that the dividends will be at the same rate as 2025, or that the Company will generate adequate cash flow from the Bank to pay dividends in the future. It is also the policy of the Federal Reserve that a bank holding company generally may only pay dividends on common stock out of net income available to common shareholders over the past twelve months and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

Issuance of “blank‑check” preferred stock could adversely affect holders of our common stock.

Our Articles of Incorporation authorize 2,000,000 shares of preferred stock that may be issued in one or more series with terms established solely by the Company's Board of Directors and without further shareholder approval. The issuance of preferred stock could dilute the voting power of the common stock, reduce the likelihood of dividend payments on the common stock if preferred dividends are declared, and adversely affect the rights of common shareholders in the event of liquidation. In addition, the ability to issue preferred stock could be used as an anti‑takeover measure, which may discourage or prevent a transaction that holders of our common stock may consider desirable. No preferred shares are currently outstanding.

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

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including

Congressional federal budget impasses and reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

OPERATIONAL RISKS

Further negative developments in the banking industry could adversely affect our business operations and our financial condition and results of operations.

The large bank failures during the first half of 2023 and related negative media attention generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. Similar developments in the future could negatively impact customer confidence in regional and community banks, which could prompt customers to move their deposits to larger financial institutions. Further, if competition for deposits increases, the cost of funding will likely similarly increase, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

Our average total deposits for the year ended December 31, 2025 of $1.98 billion were $151.9 million higher than the $1.83 billion for the year ended December 31, 2024. We will continue to focus on deposit growth, which we use to fund loan originations. However, if we are unable to sufficiently increase our deposit balances, we will be required to increase our use of alternative sources of funding, including FHLB advances, or to increase our deposit rates in order to attract additional deposits, each of which would increase our cost of funds.

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
artificial intelligence;
•
digital assets;
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

Competition from alternative payment processing systems and lending platforms and digital asset service providers may reduce our revenue.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can also maintain funds in prepaid debit cards or digital currencies and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers-which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions-are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

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

The Bank does not utilize AI for decision-making processes as any automation within the Bank is driven by macros and predefined rule-based workflows rather than AI-driven models. AI technology, however, is employed within select third-party solutions integrated into our operations. These include Sophos for advanced cybersecurity threat detection and response, Verafin for fraud detection and AML compliance, the Glia Chatbot for enhancing customer service interactions, and CATO Networks for AI-driven network security and optimization. These third-party tools that utilize a limited AI model support security, risk management, and operational efficiency but do not influence credit, lending, or other decision-making functions within the Bank. We do not believe that these products pose a material risk on the Company’s business or financial results.

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

We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value.

Our business plan calls for us to execute a variety of strategies to allocate and deploy any excess capital including, but not limited to, continued organic balance sheet growth and diversification, stock repurchases, and payment of regular cash dividends. Additionally, we will carefully consider acquisition opportunities to further deploy capital when we expect such opportunities to significantly enhance long-term shareholder value. If we are unable to effectively and timely deploy capital through these strategies, it may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Under the supervision of the CFPB, our consumer and business banking products and services are subject to heightened regulatory oversight and scrutiny with respect to compliance with consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. Also, federal and state regulators have been increasingly focused on sales practices of branch personnel, including taking regulatory action against other financial institutions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, limit the fees we are able to charge, require us to increase our prices and, therefore, reduce demand for our products, impose additional compliance costs on us, increase the cost of collection, cause harm to our reputation, or otherwise adversely affect our consumer businesses.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantage for non-bank competitors.

Changes to tax laws, regulations or interpretations could adversely affect our financial condition or results of operations.

Changes in tax laws, regulatory requirements and/or the interpretation or enforcement of such laws and regulations by state or federal tax regulators could occur. These changes in the law or interpretations may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. An increase in our corporate tax rate or the imposition of any interest and penalties could have an unfavorable impact on our earnings and capital generation abilities. Similarly, the Bank’s clients could experience varying effects from changes in tax laws and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. In addition, changes to regulatory requirements could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Our lending limit may restrict our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus, including capital notes, to any one borrower. See “Business – Supervision and Regulation - Loans to One Borrower.” Based upon our current capital levels, the amount we may lend is less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this ability may not always be available.

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

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends or repay debt. Assumptions affecting our goodwill impairment evaluation include earnings projections, the discount rates used in the income approach to measure fair value, and observed peer multiples used in estimating the fair value under the market approach. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2025, the book value of our goodwill was $14.4 million, all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce the Company’s earnings, as well.

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

Our management team is responsible for the day-to-day management of risks we face, including our CIO. Our CIO has been in the role since May 2021, and has over 30 years of experience in technology risk management and cybersecurity, primarily within the financial services sector.

In addition, the Company's board of directors is responsible for the oversight of risk management. In that role, the board of directors, with support from our cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, the board of directors receives quarterly reports from our management team regarding cybersecurity risks, and our efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.

Item 2. Properties

We conduct our operations from our headquarters and branch located at 183 Bayard Lane, Princeton, New Jersey, an operations center at 403 Wall Street, Princeton, New Jersey, and from 34 other branch locations in New Jersey, Pennsylvania and New York. The following table sets forth certain information regarding the Bank’s properties as of December 31, 2025:

Location	Leased or Owned	Date of Lease Expiration[1]
Corporate Headquarters and Branch 183 Bayard Lane Princeton, NJ	Leased	October 31, 2028

Operations Center 403 Wall Street Princeton, NJ	Leased	February 28, 2031

Hamilton Branch 339 Route 33 Hamilton, NJ	Leased	October 30, 2030

Pennington Branch 2 Route 31 Pennington, NJ	Leased	April 30, 2027

Montgomery Branch 1185 Route 206 North Princeton, NJ	Leased	April 30, 2030

Monroe Branch 1 Rossmoor Drive Monroe Township, NJ	Leased	July 31, 2030

Lambertville Branch 10-12 Bridge Street Lambertville, NJ	Owned	N/A

Lawrenceville Branch 2999 Princeton Pike Lawrenceville, NJ	Leased	October 30, 2030

Location	Leased or Owned	Date of Lease Expiration[1]
Nassau Street Branch 194 Nassau Street Princeton, NJ	Leased	November 30, 2026

New Brunswick Branch 1 Spring Street, Suite 102 New Brunswick, NJ	Leased	March 31, 2027

Cream Ridge Branch 403 Rt 539 Cream Ridge, NJ	Leased	November 30, 2028

Chesterfield Branch 305 Bordentown-Chesterfield Road Chesterfield, NJ	Owned	N/A

Bordentown Branch 335 Farnsworth Avenue Bordentown, NJ	Owned	N/A

Browns Mills Branch 101 Pemberton Browns Mills Road Browns Mills, NJ	Owned	N/A

Deptford Branch 1893 Hurffville Road Deptford, NJ	Owned	N/A

Sicklerville Branch 483 Cross Key Road Sicklerville, NJ	Leased	January 31, 2027

Princeton Junction Branch 11 Cranbury Road Princeton Junction, NJ	Leased	October 10, 2029

Quakerbridge Branch 3745 Quakerbridge Road Hamilton, NJ	Leased	March 14, 2031

Lakewood Branch 12 American Avenue, 7B Lakewood, NJ	Leased	August 20, 2030

Piscataway Branch 1642 Stelton Road, Suite 410 Piscataway, NJ	Leased	November 6, 2026

North Wales Branch 1222 Welsh Road North Wales, PA	Leased	September 30, 2026

Cheltenham Branch 470 West Cheltenham Avenue Philadelphia, PA	Leased	January 26, 2031

Chinatown Branch 921 Arch Street Philadelphia, PA	Leased	September 30, 2027

Chestnut Street Branch 1839 Chestnut Street Philadelphia, PA	Leased	February 28, 2027

Location	Leased or Owned	Date of Lease Expiration[1]
Kingston Branch 4442 Route 27 Kingston, NJ	Leased	March 1, 2028

Fort Lee Branch 2337 Lemoine Ave Fort Lee, NJ	Leased	December 31, 2034

Palisades Park Branch 449 Broad Ave Palisades Park, NJ	Leased	December 31, 2030

Flushing Branch 15404 Northern Blvd Flushing, NY	Leased	January 31, 2029

Jericho Branch 350 N Broadway #352 Jericho, NY	Leased	November 30, 2028

Elkins Park Branch 7301 Old York Rd Elkins Park, PA	Leased	May 31, 2041

Cherry Hill Branch 1405 Route 70 East Cherry Hill, NJ 08034	Owned	N/A

Medford Branch 170 Himmelein Rd. Medford, NJ 08055	Leased	January 14, 2027

Moorestown Branch 253 West Main Street Moorestown, NJ 08057	Owned	N/A

Burlington Branch 353 High Street Burlington City, NJ 08016	Leased	November 30, 2030

Voorhees Branch 133 Route 73 Voorhees, NJ 08043	Owned	N/A

Woodbury Branch 1201 North Broad Street Woodbury, NJ 08096	Leased	March 31, 2032

1.
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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the “NASDAQ Global Select Market” under the ticker symbol “BPRN.” As of March 6, 2026, there were approximately 1,574 holders of our common stock.

Recent Sales of Unregistered Sales of Equity Securities and Use of Proceeds

The Company's repurchase of shares of common stock for the three-month period ended December 31, 2025 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program [1]	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs [1]
Period
September 30, 2025				47,324
October 1 - 31, 2025	10,000	$30.50	10,000	37,324
November 1 - 30, 2025	—	$—	—	37,324
December 1 - 31, 2025	—	$—	—	37,324
	10,000	$30.50	10,000

Dividends

The Company declared and paid cash dividends of $1.25 per share for the twelve months ended December 31, 2025. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

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

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Princeton Bancorp, Inc.	100.00	128.14	143.24	168.62	167.68	175.74
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	126.30	106.67	129.34	179.73	247.07
Peer Group	100.00	127.39	122.22	118.50	136.46	162.42

Peer group includes nationally publicly traded Banks and Thrifts with total assets between $1B – $3B

Source: S&P Global Market Intelligence© 2025

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2025. See Note 15 “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the material features of each plan.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under compensation plans
Equity Compensation Plans approved by security holders	182,095	$26.99	178,475
Equity Compensation Plans not approved by security holders	—	—	—
Total	182,095	$26.99	178,475

Item 6.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

•
Overview and Strategy
•
Comparison of Financial Condition at December 31, 2025 and December 31, 2024
•
Comparison of Operating Results for the Years Ended December 31, 2025 and 2024
•
Rate/Volume Analysis
•
Liquidity, Commitments and Capital Resources
•
Off-Balance Sheet Arrangements
•
Impact of Inflation
•
Exposure to Changes in Interest Rates
•
Critical Accounting Policies and Estimates
•
Recently Issued Accounting Standards

Overview and Strategy

We remain focused on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively priced and delivered in a responsive manner to small businesses, to professionals and individuals in our market area. As a community bank, we seek to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve our customers, we endeavor to provide advanced delivery systems with ATMs, current operating software, timely reporting, online bill pay and other similar up-to-date products and services. We seek to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

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

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

General.

Total assets were $2.29 billion at December 31, 2025, a decrease of $55.1 million, or 2.35% when compared to $2.34 billion at the end of 2024. The primary reason for the decrease in total assets was related to a decrease in investment securities of $64.6 million, partially offset by an increase in cash and cash equivalents of $18.3 million.

Cash and cash equivalents

Cash and cash equivalents increased $18.3 million, or 15.6%, to $135.7 million at December 31, 2025 compared to December 31, 2024.

Investment securities

Total available-for-sale investment securities decreased $64.6 million, or 26.1%, to $182.6 million at December 31, 2025 compared to December 31, 2024. The decrease was primarily due to principal repayments of $77.7 million and $3.5 million of maturities or calls of available-for-sale securities during 2025, partially offset by purchases of available for sale securities in the amount of $11.6 million and a decrease of $5.1 million attributed to the unrealized losses associated with the available-for-sale portfolio.

Loans

Loans, net of deferred loan fees and costs, decreased $2.5 million, or 0.1%, to $1.82 billion at December 31, 2025 compared to December 31, 2024. The decrease in net loans consisted of decreases of $47.7 million in construction loans, $41.6 million in commercial real estate loans, and $16.3 million in commercial and industrial loans, partially offset by increases of $95.8 million in residential mortgages, and $7.2 million in home equity and consumer loans. Commercial loan balances decreased due to increased selectivity in new loan originations and a continued focus on credit quality.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.34 billion or 73.9% of total loans of $1.82 billion at December 31, 2025. There were 740 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. LTV estimates are less than 70% for $1.23 billion or 91.7% of the CRE portfolio and less than 80% for $1.33 billion or 99.3% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	December 31, 2025			December 31, 2024
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Multi Family	505,267	37.6%	52.5%	533,287	38.6%	53.6%
Owner Occupied	394,281	29.3%	34.9%	407,798	29.4%	36.3%
Land	27,514	2.1%	70.7%	25,241	1.8%	73.9%
Non Owner Occupied
Office Building	9,829	0.7%	50.9%	104,388	7.5%	43.5%
Retail	80,244	6.0%	44.5%	100,771	7.3%	42.5%
Industrial/Warehousing	44,198	3.3%	41.4%	73,417	5.3%	44.9%
Mixed Use	60,520	4.5%	43.0%	48,076	3.5%	43.7%
Restaurants	20,284	1.5%	38.0%	22,650	1.6%	39.3%
Healthcare	108,367	8.1%	41.0%	10,268	0.7%	53.3%
Other	93,027	6.9%	42.4%	59,189	4.3%	45.6%
Total non owner occupied	416,469	31.0%		418,759	30.2%

Total Commercial Real Estate	1,343,531	100.0%		1,385,085	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	December 31, 2025		December 31, 2024
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	629,314	46.8%	639,994	46.1%
New Jersey	504,206	37.5%	540,896	39.1%
Pennsylvania	186,268	13.9%	184,084	13.3%
Other	23,743	1.8%	20,111	1.5%
	1,343,531	100.00%	1,385,085	100.00%

At December 31, 2025, non-performing assets totaled $16.6 million, a decrease of $10.6 million when compared to the amount at December 31, 2024. The decrease was due primarily the result of $10.0 million in charge-offs recorded during 2025, of which $9.9 million was recorded during the second quarter of 2025.

Deposits

Total deposits on December 31, 2025, decreased $56.4 million, or 2.78%, when compared to December 31, 2024. The decrease in the Company’s deposits consisted primarily of decreases in certificates of deposit of $45.0 million, money market deposits of $26.3 million, non-interest-bearing demand deposits of $15.0 million, and savings deposits of $3.1 million, partially offset by an increase in interest-bearing demand deposits of $33.0 million.

Borrowings

The Company had no outstanding borrowings at December 31, 2025 or December 31, 2024.

Stockholders’ equity

Total stockholders’ equity at December 31, 2025, increased $8.7 million or 3.31% when compared to December 31, 2024. The increase was primarily due to an increase in retained earnings of $9.8 million (which consisted of $18.6 million in net income, partially offset by $8.6 million of dividends recorded during the period), an increase in paid-in capital of $3.0 million primarily due to the exercise of stock options, and a decrease in accumulated other comprehensive loss of $3.7 million due to reductions in market interest rates and in investment securities, partially offset by a $7.9 million increase in treasury stock due to our stock repurchase program. The ratio of equity to total assets at December 31, 2025, and at December 31, 2024, was 11.9% and 11.2%, respectively.

We manage our balance sheet based on a number of interrelated criteria, such as changes in interest rates, fluctuations in certain asset and liability categories whose changes are not totally controlled by us, changes in deposit account balances driven by depositors’ needs, prepayments and issuer call options exercised on securities available for sale, early payoffs on loans, investment opportunities presented by market conditions, lending originations, capital provided by earnings, and active management of our overall liquidity positions. The management of these dynamic and interrelated elements of our balance sheet results in fluctuations in balance sheet items throughout the year.

Comparison of Operating Results for the Years Ended December 31, 2025, and December 31, 2024

General.

For the year ended December 31, 2025, the Company recorded net income of $18.6 million, or $2.71 per diluted common share, compared to $10.2 million, or $1.55 per diluted common share, for 2024. This increase was primarily the result of the purchase accounting adjustments recorded in 2024 reducing net income, which were related to the Cornerstone "CFC" acquisition, and included merger related expenses of $7.8 million.

Net interest income.

Net interest income for the twelve-month period ended December 31, 2025, was $75.8 million, an increase of $9.3 million, or 14.0%, from 2024. The increase from the previous year was the result of an increase in interest income of $7.6 million, or 6.2%, and a decrease in interest expense of $1.7 million, or 3.0%.

Total interest and dividend income.

Total interest and dividend income increased $7.6 million, or 6.2%, to $130.6 million for the year ended December 31, 2025, compared to $122.9 million for the prior year. The improvement in interest income resulted from an increase in average interest-earning assets of $148.2 million, partially offset by a decrease in the yield on earning assets of 8 basis points to 6.17% for the twelve-month period ended December 31, 2025.

Interest income and fees on loans increased $9.2 million, or 8.5%, to $117.8 million for the year ended December 31, 2025, compared to $108.6 million for the prior year. The increase was attributable to a $166.0 million increase in the average balance, partially offset by a 9 basis point decrease in the year-over-year average yield on loans to 6.44%, due to declining interest rates over the period.

Interest income on securities increased approximately $4.0 million, or 65.3%, for the year ended December 31, 2025, compared to the prior year. The increase was attributable to both a $73.9 million increase in the average balance and a 44 basis point increase in the year-over-year average yield on investments to 4.50%

Other interest and dividends decreased $5.5 million, or 67%, to $2.7 million for the year ended December 31, 2025, compared to $8.3 million for the prior year due to a decrease of $88.2 million in the average balances Due from Federal Reserve Bank, and a 113 basis point decrease in the yield on respective funds.

Interest expense.

Total interest expense decreased $1.7 million, or 3.0%, for the year ended December 31, 2025 compared to the prior year. This decrease was the result of a 37 basis point decrease in the cost of interest-bearing deposits and partially offset by an increase of $125.2 million in average interest-bearing deposits.

Interest expense on borrowings was not significant for either period presented.

Provision for credit losses.

The provision for credit losses for the twelve months ended December 31, 2025, was $6.7 million compared with a provision of $5.1 million for the 2024 period. The $6.7 million provision for 2025 consists of a $6.6 million provision associated with the Company’s loan portfolio, and a provision of $38 thousand associated with unfunded commitments. See the section above titled “Analysis of Allowance for Credit Losses” for a discussion of our allowance for credit losses methodology, including additional information regarding the determination of the provision for credit losses.

Non-interest income.

Total non-interest income for the year ended December 31, 2025, increased $312 thousand, or by 3.8%, primarily due an increase in bank owned life insurance of $326 thousand, and in fees and service charges of $247 thousand, partially offset by a decrease in loan fees of $278 thousand.

Non-interest expense.

For the year ended December 31, 2025, non-interest expense was $53.9 million, compared to $56.8 million for 2024. The decrease of $2.8 million was primarily attributed to acquisition related expenses of $7.8 million recorded in 2024, partially offset by increases in salaries and employee benefits of $1.7 million, data processing and communications of $1.1 million, professional fees of $763 thousand, occupancy and equipment of $527 thousand, and federal deposit insurance of $448 thousand during 2025 over the same period in 2024.

Income tax expense.

For the year ended December 31, 2025, income tax expense was $5.1 million resulting in an effective tax rate of 21.4% compared to income tax expense of $2.6 million and an effective tax rate of 20.1% for the year ended December 31, 2024. This increase in income taxes was due to the decrease in merger related expenses of $7.8 million when comparing the years ended December 31, 2025 and 2024.

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

	Twelve Months Ended December 31,
	2025			2024			Change 2025 vs 2024
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,829,038	$117,768	6.44%	$1,663,013	$108,586	6.53%	$166,025	(0.09)%
Securities
Taxable available-for-sale	183,722	8,925	4.86%	109,145	4,928	4.51%	74,577	0.35%
Tax exempt available-for-sale	39,562	1,117	2.82%	40,239	1,142	2.84%	(677)	(0.02)%
Held-to-maturity	157	8	5.33%	169	9	5.27%	(12)	0.06%
Due from Federal Reserve Bank	47,855	1,983	4.14%	136,281	7,188	5.27%	(88,426)	(1.13)%
Other interest earning-assets	16,068	751	4.68%	19,337	1,093	5.65%	(3,269)	(0.97)%
Total interest-earning assets	2,116,402	$130,552	6.17%	1,968,184	$122,946	6.25%	148,218	(0.08)%
Other non-earnings assets	168,805			151,600			17,205
Total assets	$2,285,207			$2,119,784			$165,423
Interest-bearing liabilities
Demand	$313,269	$6,298	2.01%	$258,462	$4,941	1.91%	$54,807	0.10%
Savings	169,486	3,857	2.28%	157,538	3,974	2.52%	11,948	(0.24)%
Money markets	469,061	14,639	3.12%	421,934	15,971	3.79%	47,127	(0.67)%
Certificates of deposit	735,427	29,884	4.06%	724,060	31,528	4.35%	11,367	(0.29)%
Total deposit	1,687,243	54,678	3.24%	1,561,994	56,414	3.61%	125,249	(0.37)%
Borrowings	1,262	58	4.59%	—	—	—	1,262	4.59%
Total interest-bearing liabilities	1,688,505	$54,736	3.24%	1,561,994	$56,414	3.61%	126,511	(0.37)%
Non-interest-bearing deposits	291,084			264,418			26,666
Other liabilities	40,619			43,955			(3,336)
Total liabilities	2,020,208			1,870,367			149,841
Stockholders’ equity	264,999			249,417			15,582
Total liabilities and stockholder’s equity	$2,285,207			$2,119,784			$165,423
Net interest-earnings assets	$427,897			$406,189			$21,708
Net interest income; interest rate spread			2.93%			2.64%		0.29%
Net interest margin		$75,816	3.58%		$66,532	3.38%	$—	0.20%

Rate/Volume Analysis

The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Twelve Months Ended December 31, 2025 vs . 2024 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(1,461)	$10,643	$9,182
Securities available-for-sale
Taxable	413	3,584	3,997
Tax-exempt	(7)	(18)	(25)
Securities held-to-maturity	—	(1)	(1)
Due from Federal Reserve Bank	(1,296)	(3,909)	(5,205)
Other interest and dividend income	(172)	(170)	(342)
Total interest and dividend income	$(2,523)	$10,129	$7,606
Interest expense:
Demand	$265	$1,092	$1,357
Savings	(552)	435	(117)
Money market	(3,637)	2,305	(1,332)
Certificates of deposit	(2,140)	496	(1,644)
Borrowings	—	58	58
Total interest expense	$(6,064)	$4,386	$(1,678)

Change in net interest income	$3,541	$5,743	$9,284

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

We strive to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of our business management. We manage our liquidity in accordance with a board of directors-approved asset-liability policy, which is administered by our asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Company's board of directors.

We review cash flow projections regularly and update them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.

While deposits are our primary source of funds, when needed we are also able to generate cash through borrowings from the FHLB-NY. At December 31, 2025, we had remaining available capacity with FHLB-NY, subject to certain collateral restrictions, of $548.4 million.

Additionally, we are a shareholder of Atlantic Community Bancshares, Inc., and as such, as of December 31, 2025, we had available capacity with its subsidiary, Atlantic Community Bankers Bank of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days.

Contractual Obligations. We have non-cancelable operating leases for branch offices and our operations center. The following table is a schedule of future payments under operating leases with initial terms longer than 12 months at December 31, 2025:

Amount
Years Ended December 31	(in thousands)
2026	$3,730
2027	3,463
2028	3,354
2029	2,733
2030	2,598
Thereafter	12,113
Total	$27,991

The following table summarizes our contractual cash obligations relating to certificates of deposits:

Amount
Years Ended December 31	(in thousands)
2026	$687,049
2027	31,709
2028	2,436
2029	2,807
2030 and thereafter	706
Total	$724,707

Capital Resources. Consistent with our goals to operate as a sound and profitable financial institution, we actively seek to maintain our status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2025, we met the capital requirements to be considered “well capitalized.” See Note 16 – “Regulatory Matters” in the Notes to Consolidated Financial Statements included within this Form 10-K for more information regarding our capital resources.

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

We had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2025:

	2025	2024
	(In thousands)
Performance and standby letters of credit	$590	$700
Undisbursed construction loans-in-process	100,639	61,223
Commitments to fund loans	69,619	51,883
Unfunded commitments under lines of credit	19,500	18,801
Total	$190,348	$132,607

For additional information regarding our outstanding lending commitments at December 31, 2025, see Note 9 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2025, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2025, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
(Dollars in thousands)
Interest-earning assets: (1)
Investment securities	$31,049	$38,467	$35,353	$23,105	$54,595	$—	$182,569
Loans receivable	364,896	263,016	654,877	416,104	119,849	(22,651)	1,796,091
Other interest-earnings assets (2)	121,014	—	—	—	—	—	121,014
Total interest-earning assets	$516,959	$301,483	$690,230	$439,209	$174,444	$(22,651)	$2,099,674
Interest-bearing liabilities:
Checking and savings accounts	$501,268		$—	$—	$—	$—	$501,268
Money market accounts	464,205	—	—	—	—	—	464,205
Certificate accounts	307,642	381,215	32,337	3,513	—	—	724,707
Borrowings	—	—	—	—	—	—	—
Total interest-bearing liabilities	$1,273,115	$381,215	$32,337	$3,513	$—	$—	$1,690,180
Interest-earning assets less interest-bearing liabilities	$(756,156)	$(79,732)	$657,893	$435,696	$174,444	$(22,651)	$409,494
Cumulative interest-rate sensitivity gap (3)	$(756,156)	$(835,888)	$(177,995)	$257,701	$432,145
Cumulative interest-rate gap as a percentage of total assets at December 31, 2025	(33.09)%	(36.58)%	(7.81)%	11.28%	18.92%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2025	40.61%	49.47%	89.42%	115.25%	125.59%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2025 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
		(Dollars in thousands)
300	$323,707	$(29,733)	(8.41)%	14.89%	(0.47)
200	$335,871	$(17,569)	(4.97)%	15.17%	(0.19)
100	$344,775	$(8,665)	(2.45)%	15.28%	(0.08)
Static	$353,440	$—		15.36%
(100)	$350,890	$(2,550)	(0.72)%	15.00%	(0.36)
(200)	$335,285	$(18,155)	(5.14)%	14.16%	(1.20)
(300)	$315,529	$(37,911)	(10.73)%	13.16%	(2.20)

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the potential impact of partial government shutdown caused by budget stalemate in Congress, higher tariffs imposed by the Trump administration, higher inflation levels, and general economic concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the global impact of foreign military conflicts; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; and the timing and nature of the regulatory response to any applications filed by the Company and the Bank; technological changes; other acquisitions; changes in consumer spending and saving habits; those risks described in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report; and the success of the Company at managing the risks involved in the foregoing.

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

Item 8. Financial Statements and Supplementary Data

PRINCETON BANCORP, INC

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Princeton Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Princeton Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 13, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $20.3 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding provision for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

How the Critical Audit Matter Was Addressed in the Audit

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We evaluated the design and tested the operating effectiveness of certain internal controls and performed other testing related to the Company’s measurement of the ACL for loans evaluated on a pooled basis.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Princeton Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Princeton Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2026 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2026

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$17,038	$16,915
Interest-earning bank balances	19,309	16,729
Due from Federal Reserve Bank	99,339	83,704
Total cash and cash equivalents	135,686	117,348
Securities available-for-sale, at fair value (amortized cost $189,924 and $259,658 at December 31, 2025 and December 31, 2024, respectively)	182,569	247,171
Securities held-to-maturity (fair value $154 and $162, at December 31, 2025 and December 31, 2024, respectively)	153	161
Loans receivable, net of deferred fees and costs	1,816,416	1,818,875
Less: allowance for credit losses	(20,325)	(23,657)
Loan receivable, net	1,796,091	1,795,218
Bank-owned life insurance	70,888	72,111
Premises and equipment, net	16,900	17,804
Accrued interest receivable	7,797	7,975
Restricted investment in bank stock	2,366	2,075
Deferred taxes, net	16,857	20,276
Goodwill	14,381	14,381
Core deposit intangible	2,776	3,632
Other real estate owned	—	295
Operating lease right-of-use asset	20,121	21,903
Other assets	18,562	19,883
TOTAL ASSETS	$2,285,147	$2,340,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$286,013	$300,972
Interest-bearing	1,690,180	1,731,653
Total deposits	1,976,193	2,032,625
Accrued interest payable	8,529	15,401
Operating lease liability	21,194	22,941
Other liabilities	8,519	7,226
TOTAL LIABILITIES	2,014,435	2,078,193
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at December 31, 2025 and none authorized at December 31, 2024	—	—
Common stock, no par value; 15,000,000 shares authorized, 7,042,206 shares issued and 6,765,530 outstanding at December 31, 2025; 6,910,693 shares issued and 6,883,193 outstanding at December 31, 2024	—	—
Paid-in capital	122,904	119,908
Treasury stock, at cost of 276,676 shares at December 31, 2025 and 27,500 shares at December 31, 2024	(8,707)	(842)
Retained earnings	161,780	151,915
Accumulated other comprehensive loss	(5,265)	(8,941)
TOTAL STOCKHOLDERS’ EQUITY	270,712	262,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,285,147	$2,340,233

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$117,768	$108,586
Securities available-for-sale:
Taxable	8,925	4,928
Tax-exempt	1,117	1,142
Securities held-to-maturity	8	9
Other interest and dividend income	2,734	8,281
TOTAL INTEREST AND DIVIDEND INCOME	130,552	122,946
INTEREST EXPENSE
Deposits	54,678	56,414
Borrowings	58	—
TOTAL INTEREST EXPENSE	54,736	56,414
NET INTEREST INCOME	75,816	66,532
Provision for credit losses	6,654	5,109
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	69,162	61,423
NON-INTEREST INCOME
(Loss) gain on call/sale of securities available-for-sale	—	(7)
Income from bank-owned life insurance	1,999	1,673
Fees and service charges	2,192	1,945
Loan fees, including prepayment penalties	2,804	3,082
Other	1,472	1,462
TOTAL NON-INTEREST INCOME	8,467	8,155
NON-INTEREST EXPENSE
Salaries and employee benefits	27,775	26,037
Occupancy and equipment	8,734	8,207
Professional fees	3,338	2,575
Data processing and communications	6,477	5,378
Federal deposit insurance	1,593	1,145
Advertising and promotion	695	630
Office expense	578	621
Other real estate expenses	27	14
Core deposit intangible	856	602
Acquisition-related expenses	—	7,803
Other	3,874	3,750
TOTAL NON-INTEREST EXPENSE	53,947	56,762
INCOME BEFORE INCOME TAX EXPENSE	23,682	12,816
INCOME TAX EXPENSE	5,071	2,574
NET INCOME	$18,611	$10,242
Earnings per common share-basic	$2.73	$1.57
Earnings per common share-diluted	$2.71	$1.55

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2025	2024
NET INCOME	$18,611	$10,242
Other comprehensive income (loss)
Unrealized losses arising during period on securities available-for-sale	5,132	(2,511)
Reclassification adjustment for losses (gains) realized in income [1]	—	7
Net unrealized (loss) income	5,132	(2,504)
Tax effect	(1,456)	1,057
Total other comprehensive (loss) income	3,676	(1,447)
COMPREHENSIVE INCOME	$22,287	$8,795

1.
Amounts are included in (loss) gain on call/sale of securities available-for-sale on the Consolidated Statements of Income as a separate element within total non-interest income. No income tax benefit was realized for the year ended December 31, 2025, and an income tax expense of approximately $2,000 was realized for the year ended December 31, 2024.

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Years Ended December 31, 2025 and 2024	Common stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2024	$—	$98,291	$—	$149,414	$(7,494)	$240,211
Net income	—	—	—	10,242	—	10,242
Other comprehensive income	—	—	—	—	(1,447)	(1,447)
Treasury stock repurchases (27,500 shares)	—	—	(842)		—	(842)
Stock options exercised (51,800 shares)	—	685	—	—	—	685
Share redemption for tax withholding on restricted stock vesting	—	(249)	—	—	—	(249)
Dividends declared $1.20 per share	—	—	—	(7,607)	—	(7,607)
Dividend reinvestment plan (4,016 shares)	—	134	—	(134)	—	—
Stock-based compensation expense	—	1,014	—	—	—	1,014
Acquisition of Cornerstone Financial Corporation (525,946 shares, $38.09 per share)	—	20,033	—	—	—	20,033
Balance, December 31, 2024	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040

Balance, January 1, 2025	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income	—	—	—	18,611	—	18,611
Other comprehensive income	—	—	—	—	3,676	3,676
Treasury stock repurchases (249,176 shares)	—	—	(7,865)		—	(7,865)
Stock options exercised (100,903 shares)	—	1,779	—	—	—	1,779
Share redemption for tax withholding on restricted stock vesting	—	(228)	—	—	—	(228)
Dividends declared $1.25 per share	—	—	—	(8,615)	—	(8,615)
Dividend reinvestment plan (4,070 shares)	—	131	—	(131)	—	—
Stock-based compensation expense	—	1,314	—	—	—	1,314
Balance, December 31, 2025	$—	$122,904	$(8,707)	$161,780	$(5,265)	$270,712

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,611	$10,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,654	5,109
Depreciation and amortization	1,793	1,681
Stock-based compensation expense	1,314	1,013
Amortization of premiums and accretion of discounts on securities, net	191	303
Accretion of net deferred loan fees and costs, including premiums and discounts	(5,400)	(4,146)
Loss (gain) on call/sale of securities available-for-sale	—	7
Increase in cash surrender value of bank-owned life insurance	(1,496)	(1,673)
Deferred income tax	1,963	(807)
Amortization of core deposit intangible	856	602
Decrease in accrued interest receivable and other assets	4,367	3,936
(Decrease) in accrued interest payable and other liabilities	(7,363)	(1,537)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,490	14,730
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,591)	(179,488)
Maturities, calls and principal repayments of securities available-for-sale	81,134	34,827
Maturities, calls and principal repayments of securities held-to-maturity	8	32
Net decrease in loans	(2,090)	(10,898)
Cash received from acquisition	—	7,866
Purchases of premises and equipment	(889)	(1,525)
Purchases (redemption) of bank-owned life insurance	2,798	(2,873)
Purchases of equity method investments	(870)	(1,675)
Purchases of restricted bank stock	(291)	(319)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	68,209	(154,053)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(56,432)	114,127
Cash dividends	(8,665)	(7,607)
Share redemption for tax withholding on restricted stock vesting	(228)	(249)
Purchase of treasury stock	(7,865)	(842)
Proceeds from exercise of stock options	1,829	685
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(71,361)	106,114
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,338	(33,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,348	150,557
CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,686	$117,348

See notes to consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2025	2024
SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$61,608	$50,175
Income taxes paid	2,252	1,820
Net assets acquired from Cornerstone Bank	-	303,476
Net liabilities assumed from Cornerstone Bank	-	288,971
Property transferred to other real estate owned	-	295

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

On January 10, 2023, Princeton Bancorp, Inc. (the “Company”), a Pennsylvania corporation formed by the Bank, acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of December 31, 2025, the Company had 241 total employees and 240 full-time equivalent employees.

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries: Bayard Lane, LLC, Bayard Properties, LLC, 112 Fifth Avenue, LLC, TBOP Delaware Investment Company and TBOP REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Management believes that the allowance for credit losses is adequate as of December 31, 2025 and December 31, 2024. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area or other factors.

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

Transfers of financial assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The outstanding balance of loan participations sold was $75.0 million and $107.0 million as of December 31, 2025 and December 31, 2024, respectively.

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

Allowance for credit losses - loans

The Company adopted Accounting Standards Codification (ASC) 326 using the modified retrospective method for all financial assets measured at amortized costs and off-balance sheet credit exposures. The Company follows the guidance of ASC 326.

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

There were no significant changes to the Company’s ACL methodology for the year ended December 31, 2025.

Credits with Similar Risk Characteristics.

The Company uses DCF in estimating the component of the allowance for credit losses for loans that share similar risk characteristics (loan segments). The model calculates an expected loss percentage for each segment by considering the probability of default, using life-of-loan analysis periods for the segment, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan segment. The default and severity factors used calculate the allowance for credit losses for each segment adjusted for differences between the historical loss and severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: a) lending policy and procedures; b) economic conditions; c) volume of the loan portfolio; d) experience and depth of lending management; e) level of delinquencies; f) quality of our loan review system; g) the value of underlying collateral for collateralized loans and h) level of concentration of a particular segment.

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

Bank-owned life insurance

The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. This life insurance investment is accounted for using the cash surrender value method and is recorded at its net realizable value. Increases in cash surrender values are recorded as tax exempted non-interest income.

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

Business Combinations, Goodwill and Other Intangible Assets, Net

The Company accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of merger or acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Alternatively, a gain is recorded if the fair value of the net assets acquired exceeds the purchase price. The Company’s intangible asset was derived from core deposits acquired that have a definitive life and are amortized over the estimated life. Both goodwill and the core deposit intangible asset are reviewed for impairment annually or when events and circumstances indicate that an impairment may have occurred. ASC Topic 350-20 requires an at least annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. The Company performed its annual review at May 31, 2025 and determined that a quantitative test would be performed primarily due to the Company’s common stock trading at 80.0% of book value. The result of this quantitative test indicates that fair value is greater than book value and that no Reporting Unit goodwill impairment exists.

Employee Benefit Plans

The Company maintains a defined contribution Section 401(k) plan covering eligible employees. The Company may make discretionary matching contributions. The Company made matching contributions to employees of $316 thousand and $270 thousand, respectively, during the years ended December 31, 2025 and December 31, 2024.

The Company also maintains a defined benefit supplemental executive retirement plan for the benefit of the chief executive officer and chief operating officer.

Effective January 1, 2021 the Bank adopted an Employee Stock Ownership Plan (“ESOP”) enabling eligible employees to have a stock ownership interest in the Company. The Company intends to fund the plan on an annual basis. The ESOP is administered by a third-party trust. The Bank contributed $331 thousand to the ESOP for each of the years ended December 31, 2025 and December 31, 2024. The funding of the ESOP is at the discretion of the board of directors.

Premises and equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of the lease term or estimated useful lives of the related assets.

Restricted Investment in Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district FHLB according to a predetermined formula. Restricted stock in the amount of $2.2 million and $1.9 million is carried at cost at December 31, 2025 and December 31, 2024, respectively.

The Company also held $137 thousand of stock in Atlantic Community Bankers Bank (“ACBB”) at December 31, 2025 and December 31, 2024.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB restricted stock as of December 31, 2025 and December 31, 2024.

Reclassifications of Prior Year Presentation

Certain prior year amounts are reclassified for consistency with the current year presentation. These reclassifications have no effect on the reported results of the prior year.

Income taxes

The Company adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on January 1, 2025.

The Company accounts for income taxes in accordance with income tax accounting guidance contained in Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes. This includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the years ended December 31, 2025 and December 31, 2024. The Company’s policy is to account for interest and penalties as a component of other non-interest expense. The Company is subject to income taxes in the U. S. and various state and local jurisdictions. As of December 31, 2025, tax years after 2022 are subject to federal and state examination. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

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

Stock compensation plans

The stock compensation accounting guidance set forth in FASB ASC Topic 718, Compensation - Stock Compensation, requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Segment Reporting

The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar customer base utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

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

ASU 2025-08, “Financial Instruments—Credit Losses: Purchased Loans,” expands the gross‑up approach for the allowance for credit losses to certain purchased seasoned loans. The amendments are effective for fiscal years beginning after December 15, 2026, are applied prospectively, and early adoption is permitted. The Company is currently evaluating the impact and does not expect adoption to have a material impact on its consolidated financial statements.

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

Note 3 – Earnings Per Share

The following schedule presents earnings per share data:

	Year ended December 31,
	2025	2024

Net income applicable to common stock	$18,611	$10,242
Weighted average number of common shares outstanding	6,827	6,530
Basic earnings per share	$2.73	$1.57

Net income applicable to common stock	$18,611	$10,242

Weighted average number of common shares outstanding	6,827	6,530
Dilutive effect on common shares outstanding	32	90
Weighted average number of diluted common shares outstanding	6,859	6,620
Diluted earnings per share	$2.71	$1.55

Restricted stock units and options to purchase 182,095 shares of common stock at a weighted average exercise price of $26.99 were included in the computation of diluted earnings per share for the year ended December 31, 2025. Certain restricted stock units for 95,750 shares were excluded from the diluted share calculations above as they were deemed to be antidilutive.

Restricted stock units and options to purchase 249,656 shares of common stock at a weighted average exercise price of $23.76 were included in the computation of diluted earnings per share for the year ended December 31, 2024. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at December 31, 2024.

Note 4 – Investment Securities

The following tables summarize the amortized cost and estimated fair value of securities available-for-sale at December 31, 2025 and December 31, 2024 with gross unrealized gains and losses therein:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale		(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$132,040	$688	$(5,081)	$127,647
U.S. government agency securities	11,260	2	(750)	10,512
Obligations of state and political subdivisions	42,423	8	(2,233)	40,198
Small business association (SBA) securities	1,254	6	(1)	1,259
U.S. treasury securities	2,947	6	—	2,953
Total	$189,924	$710	$(8,065)	$182,569

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale		(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$197,792	$422	$(7,669)	$190,545
U.S. government agency securities	11,260	17	(1,077)	10,200
Obligations of state and political subdivisions	43,895	1	(4,166)	39,730
Small business association (SBA) securities	1,856	5	(4)	1,857
U.S. treasury securities	4,855	1	(17)	4,839
Total	$259,658	$446	$(12,933)	$247,171

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale as of December 31, 2025 and December 31, 2024 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$22,206	$(52)	$29,492	$(5,029)	$51,698	$(5,081)
U.S. government agency securities	—	—	5,510	(750)	5,510	(750)
Obligations of state and political subdivisions	1,901	(3)	31,025	(2,230)	32,926	(2,233)
Small business association (SBA) securities	381	—	223	(1)	604	(1)
Total	$24,488	$(55)	$66,250	$(8,010)	$90,738	$(8,065)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024	(In thousands)
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$122,763	$(1,157)	$29,229	$(6,512)	$151,992	$(7,669)
U.S. government agency securities	129	—	5,183	(1,077)	5,312	(1,077)
Obligations of state and political subdivisions	3,664	(39)	34,320	(4,127)	37,984	(4,166)
Small business association (SBA) securities	447	(1)	449	(3)	896	(4)
U.S. Treasuries	2,846	(17)	—	—	2,846	(17)
	$129,849	$(1,214)	$69,181	$(11,719)	$199,030	$(12,933)

Accrued interest receivable for investment securities was $1.1 million and $1.3 million at December 31, 2025 and December 31, 2024, respectively. Debt securities are placed on nonaccrual status and accrued interest is reversed at the time any principal or interest payments become 90 days delinquent. There were no past due securities at December 31, 2025 or December 31, 2024.

The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale. The Company did not record an allowance for credit losses associated with its investment portfolio during 2024.

The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at December 31, 2025. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of December 31, 2025.

At December 31, 2025, the Company’s available-for-sale securities portfolio consisted of approximately 264 securities, of which 151 available-for-sale securities were in an unrealized loss position for more than twelve months and 19 available-for-sale securities were in a loss position for less than twelve months. The available-for-sale securities in a loss position for more than twelve months consisted of 95 municipal securities aggregating $31.0 million with a loss of $2.2 million, 50 mortgage-backed securities-GSE aggregating $29.5 million with a loss of $5.0 million, 4 agency securities aggregating $5.5 million with a loss of $750 thousand and 2 SBA securities aggregating $223 thousand with a loss of $1 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

There are no securities pledged as of December 31, 2025, and December 31, 2024.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,048	$4,055
Due after one year through five years	10,155	10,065
Due after five years through ten years	43,083	37,860
Due after ten years	598	2,942
Mortgage-backed securities (GSEs)	132,040	127,647
	$189,924	$182,569

There were no sales of available-for-sale securities for the year ended December 31, 2025. Proceeds from the calls and maturities of securities available-for-sale amounted to $3.5 million for the year ended December 31, 2025. There were no sales of available-for-sale securities for the year ended December 31, 2024. Proceeds from the calls and maturities of securities available-for-sale amounted to $1.3 million for the year ended December 31, 2024, which included a loss of $7 thousand.

There were no securities pledged as collateral for NJ Governmental Unit Deposit Protection Act (“GUDPA”) deposits at December 31, 2025 or December 31, 2024.

Note 5 – Loans Receivable

Loans receivable, net at December 31, 2025 and December 31, 2024 were comprised of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Commercial real estate	$1,343,531	$1,385,085
Commercial and industrial	76,557	92,857
Construction	209,483	257,169
Residential first-lien mortgage	163,813	68,030
Home equity/consumer	25,359	18,133
Total loans	1,818,743	1,821,274
Deferred fees and costs	(2,327)	(2,399)
Loans, net	$1,816,416	$1,818,875

The Company purchased approximately $108.2 million in residential loans and $8.7 million in consumer loans during the twelve months ended December 31, 2025. Besides the loans acquired in the acquisition of Cornerstone Bank in the third quarter of 2024, the Company did not purchase any loans during the year ended December 31, 2024.

The following table presents the purchase of purchase credit deteriorated loans acquired on August 23, 2024.

	PCD Accruing August 23, 2024	PCD Non- Accruing August 23, 2024	Total PCD Loans August 23, 2024
	(In thousands)
Purchase price PCD Loans	$13,639	$607	$14,246
Allowance for credit losses at acquisition	(154)	—	(154)
Non-Credit discount (premium) at acquisition	342	2,222	2,564
Par value of acquired PCD Loans	$13,827	$2,829	$16,656

The following table presents nonaccrual loans by segment of the loan portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
		(In thousands)
Commercial real estate	$—	$15,229	$18,502	$6,939
Commercial and industrial	—	1,257	109	1,178
Residential first-lien mortgage	—	92	—	94
Home equity/consumer	—	—	—	19
Total nonaccrual loans	$—	$16,578	$18,611	$8,230

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days. During the year ended December 31, 2025, the Company wrote off $1.19 million in accrued interest receivable for loans, compared to $563 thousand for the year ended December 31, 2024. Accrued interest receivable related to loans, was $6.7 million and $6.5 million, at December 31, 2025 and 2024, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due.

The following table presents the segments of the loan portfolio, summarized by the past due status as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$7,523	$—	$15,229	$22,752	$1,320,779	$1,343,531	$—
Commercial and industrial	15	273	302	590	75,967	76,557	—
Construction	—	—	—	—	209,483	209,483	—
Residential first-lien mortgage	370	—	18	388	163,425	163,813	—
Home equity/consumer	180	—	—	180	25,179	25,359	—
Total	$8,088	$273	$15,549	$23,910	$1,794,833	$1,818,743	$—

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$—	$—	$25,441	$25,441	$1,359,644	$1,385,085	$—
Commercial and industrial	36	—	421	457	92,400	92,857	32
Construction	—	—	—	—	257,169	257,169	—
Residential first-lien mortgage	700	94	—	794	67,236	68,030	—
Home equity/consumer	—	—	—	—	18,133	18,133	—
Total	$736	$94	$25,862	$26,692	$1,794,582	$1,821,274	$32

The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The Company evaluates risk ratings on an ongoing basis and assigns one of the following ratings: pass, special mention, substandard and doubtful. The Company engages a third party to review its assessment on a semiannual basis. The Company classifies residential and consumer loans as either performing or nonperforming based on payment status, and includes non-performing loans in the substandard category of the totals below.

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
				(Dollars in thousands)
Commercial real estate
Pass	$63,586	$128,257	$161,317	$299,041	$129,951	$529,896	$5,962	$1,318,010
Special mention	—	—	—	—	—	9,429	—	9,429
Substandard	—	—	—	—	—	16,092	—	16,092
Total commercial real estate	63,586	128,257	161,317	299,041	129,951	555,417	5,962	1,343,531
Current period gross charge- offs	—	—	—	—	—	10,181	—	10,181
Commercial and industrial
Pass	8,251	1,077	6,197	8,958	11,074	15,706	23,532	74,795
Special mention	—	—	—	—	—	505	—	505
Substandard	—	—	—	—	—	1,257	—	1,257
Total commercial and industrial	8,251	1,077	6,197	8,958	11,074	17,468	23,532	76,557
Current period gross charge- offs	—	—	—	—	—	99	—	99
Construction
Pass	5,000	17,070	—	9,290	55,582	—	122,541	209,483
Total construction	5,000	17,070	—	9,290	55,582	—	122,541	209,483

Residential first-lien mortgage
Performing	28,071	58,909	17,605	6,408	5,903	46,825	—	163,721
Nonperforming	—	—	—	—	—	92	—	92
Total residential first-lien mortgage	28,071	58,909	17,605	6,408	5,903	46,917	—	163,813
Home equity/consumer
Performing	9,726	1,045	899	1,203	1,050	442	10,989	25,354
Nonperforming	—	—	0	—	—	5	—	5
Total home equity/consumer	9,726	1,045	899	1,203	1,050	447	10,989	25,359
Total
Pass	114,634	206,358	186,018	324,900	203,560	592,869	163,024	1,791,363
Special mention	—	—	—	—	—	9,934	—	9,934
Substandard	—	—	—	—	—	17,446	—	17,446
Total loans	$114,634	$206,358	$186,018	$324,900	$203,560	$620,249	$163,024	$1,818,743

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
				(Dollars in thousands)
Commercial real estate
Pass	$143,453	$168,828	$309,379	$136,509	$58,755	$537,532	$2,600	$1,357,056
Special mention	—	—	—	—	—	2,588	—	2,588
Substandard	—	—	—	—	6,938	18,503	—	25,441
Total commercial real estate	143,453	168,828	309,379	136,509	65,693	558,623	2,600	1,385,085
Current period gross charge- offs						236		236
Commercial and industrial
Pass	—	3,022	10,876	11,183	—	16,440	48,143	89,664
Special mention	—	—	—	—	—	1,906	—	1,906
Substandard	—	—	—	—	—	1,287	—	1,287
Total commercial and industrial	—	3,022	10,876	11,183	—	19,633	48,143	92,857
Current period gross charge- offs						516		516
Construction
Pass	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Total construction	17,765	22,109	46,558	92,841	16,431	242	61,223	257,169
Current period gross charge- offs
Residential first-lien mortgage
Performing	596	1,895	6,789	6,134	2,860	49,662	—	67,936
Nonperforming	—	—	—	—	—	94	—	94
Total residential first-lien mortgage	596	1,895	6,789	6,134	2,860	49,756	—	68,030
Home equity/consumer
Performing	1,234	967	556	—	—	—	15,357	18,114
Nonperforming	—	—	19	—	—	—	—	19
Total home equity/consumer	1,234	967	575	—	—	—	15,357	18,133
Total
Pass/performing	163,048	196,821	374,158	246,667	78,046	603,876	127,323	1,789,939
Special mention	—	—	—	—	—	4,494	—	4,494
Substandard /nonperforming	—	—	19	—	6,938	19,884	—	26,841
Total loans	$163,048	$196,821	$374,177	$246,667	$84,984	$628,254	$127,323	$1,821,274

The following table presents the allowance for credit losses on loans receivable at and for the year ended December 31, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,821	$1,173	$609	$893	$161	$23,657
Provision (reversal)[1]	6,123	(421)	(233)	1,111	36	6,616
Charge-offs	(10,181)	(99)	—	—	—	(10,280)
Recoveries	85	247	—	—	—	332
Total	$16,848	$900	$376	$2,004	$197	$20,325

1 The provision for credit losses on the Consolidated Statement of Income is $6.7 million comprising of a $6.6 million provision associated with the company’s loan portfolio, and a provision of $38 thousand associated with unfunded commitments.

The following table presents the components of the allowance for credit losses:

	December 31, 2025	December 31, 2024
	(In thousands)
Allowance for credit losses - loans	$(20,325)	$(23,657)
Allowance for credit losses - off balance sheet	(399)	(361)
	$(20,724)	$(24,018)

The allowance for credit losses decreased to $20.3 million at December 31, 2025, from $23.7 million at December 31, 2024. The decline primarily reflects a charge off of $9.9 million, partially offset by provision expense driven by portfolio mix and credit factors, including lower balances in certain higher‑risk loan segments.

The following table presents the allowance for loan losses on loans receivables at and for the year ended December 31, 2024:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,047	$488	$1,145	$725	$87	$18,492
Purchased non-credit deteriorated loans[1]	2,106	15	546	271	214	3,152
Purchased credit deteriorated loans	110	4	11	13	16	154
Provision (reversal)[1]	2,709	903	(1,128)	(116)	(156)	2,212
Charge-offs	(236)	(516)	—	—	—	(752)
Recoveries	85	279	35	—	—	399
Total	$20,821	$1,173	$609	$893	$161	$23,657

1 The provision for credit losses on the Consolidated Statement of Income is $5.1 million comprising of an increase of $3.2 million related to purchased non-credit deteriorated loans acquired, $2.1 million increase to the allowance for loan loss and a $227 thousand reduction to the reserve for unfunded liabilities.

As of December 31, 2025, the Company had nine loans totaling $16.6 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $16.2 million have real estate as credit support and one loan for $394 thousand used future cash flows to determine if a write down was needed.

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no loans that defaulted for years ended December 31, 2025 or December 31, 2024.

Loans to Related Parties. Included in total loans are loans due from directors and other related parties. All loans made to directors have substantially the same terms and interest rates as other bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
	(In thousands)
Outstanding related party loans at January 1	$4,327	$4,601
New loans	—	—
Repayments	(290)	(274)
Outstanding related party loans at December 31	$4,037	$4,327

Note 6 – Premises and Equipment

The components of premises and equipment were as follows:

	Estimated useful lives	December 31, 2025	December 31, 2024
		(In thousands)
Land	N/A	$2,703	$2,703
Buildings	40 Years	6,884	6,604
Leasehold improvements	Lesser of lease term or useful life	12,052	11,842
Furniture, fixtures and equipment	3-8 Years	5,550	5,219
Construction in progress		86	24
Total before accumulated depreciation and amortization		27,275	26,392
Accumulated depreciation and amortization		(10,375)	(8,588)
Total		$16,900	$17,804

Note 7 – Deposits

The components of deposits were as follows:

	December 31, 2025		December 31, 2024
		(Dollars in thousands)
Demand, non-interest-bearing checking	$286,013	14.47%	$300,972	14.81%
Demand, interest-bearing checking	333,533	16.88%	300,559	14.79%
Savings	167,735	8.49%	170,880	8.41%
Money market	464,205	23.49%	490,543	24.13%
Time deposits, $250,000 and over	289,738	14.66%	284,272	13.99%
Time deposits, other	434,969	22.01%	485,399	23.88%
	$1,976,193	100.00%	$2,032,625	100.00%

Money market accounts totaling $16.1 million and $17.1 million at December 31, 2025 and December 31, 2024, respectively, were originated through a reciprocal deposit relationship.

At December 31, 2025, the scheduled maturities of certificates of deposit were as follows:

Amount
Years Ended December 31	(in thousands)
2026	$688,857
2027	29,901
2028	2,436
2029	2,807
2030 and thereafter	706
Total	$724,707

Approximately $18.6 million and $44.6 million at December 31, 2025 and December 31, 2024, respectively, were originated through brokers.

Related party deposits were approximately $9.3 million and $8.4 million at December 31, 2025 and December 31, 2024, respectively.

Deposit overdrafts reclassified as loan balances were $99 thousand and $175 thousand at December 31, 2025 and December 31, 2024, respectively.

Note 8 – Borrowings

The Company periodically enters into FHLB-NY overnight and short-term advances. The Company utilizes federal funds purchased to meet short-term liquidity needs. The FHLB-NY has non-specific blanket collateral on the Bank’s loan portfolio as of December 31, 2025 and December 31, 2024.

At December 31, 2025, the Company had a maximum borrowing capacity with the FHLB-NY, subject to certain collateral restrictions, of $648.4 million, with $548.4 million available. The Bank is also a shareholder in Atlantic Community Bancshares, Inc., the holding company of ACBB. As of December 31, 2025, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days.

The Company had no outstanding borrowings at December 31, 2025 or December 31, 2024.

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31:

	December 31, 2025	December 31, 2024
	(In thousands)
Performance and standby letters of credit	$590	$700
Undisbursed construction loans-in-process	100,639	61,223
Commitments to fund loans	69,619	51,883
Unfunded commitments under lines of credit	19,500	18,801
Total	$190,348	$132,607

The Company is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $5.0 million to the partnership. At December 31, 2025, the SBIC had a book value of $3.3 million. The unfunded commitment to the partnership was $1.7 million at December 31, 2025.

The Company invested in a CRA eligible investment that acquires SBA loans within qualifying census tracts in which the Company operates. The Company decides which loans are included in its investment. The Company has an outstanding commitment to fund up to $7.5 million and currently has $7.5 million funded. There is currently no unfunded commitment at December 31, 2025.

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

Note 10 – Income Taxes

Income tax expense for the years ended December 31 is as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Current tax provision (benefit):
Federal	$2,558	$2,688
State	550	693
Total current tax provision	3,108	3,381
Deferred income tax provision (benefit):
Federal	1,266	(540)
State	697	(267)
Total deferred tax provision (benefit)	1,963	(807)

Total tax provision (benefit)	$5,071	$2,574

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$5,854	$6,724
Net operating loss carry-forward	5,093	5,651
Other	1,164	1,279
Core deposit intangible	478	466
Acquisition accounting adjustments	5,060	5,728
Lease liability	6,104	6,520
SERP liability	438	418
Unrealized loss on securities	2,090	3,546
Total deferred tax assets	26,281	30,332
Deferred tax liabilities:
Depreciation	(806)	(682)
Deferred loan costs	(770)	(975)
ROU	(5,795)	(6,225)
Goodwill amortization	(1,119)	(937)
Other	(934)	(1,237)
Total deferred tax liabilities	(9,424)	(10,056)
Net deferred tax asset	$16,857	$20,276

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	December 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal income tax expense at statutory rate	$4,973	21.0%	$2,691	21.0%
Increase in taxes resulting from:
State income taxes, net of federal benefit	985	4.2%	337	2.6%
Nontaxable or nondeductible items:
Tax-exempt income, net	(414)	(1.7)%	(402)	(3.1)%
Income from bank-owned life insurance	(255)	(1.1)%	(351)	(2.7)%
Other	(218)	(1.0)%	299	2.3%
Total income taxes applicable to pre-tax income	$5,071	21.4%	$2,574	20.1%

Income taxes paid were as follows:

	2025	2024
	(In thousands)
Federal	$2,041	$1,275
State
New Jersey	75	122
New York	106	207
New York City	30	216
Total income taxes paid	$2,252	$1,820

The Company had available federal net operating loss carry-forwards of approximately $13.1 million and $14.2 million at December 31, 2025 and 2024, respectively, which begin to expire in 2029. The federal net operating loss carry-forwards are amounts that were generated by MoreBank, which the Bank acquired on September 30, 2010 and Noah Bank, which the Company acquired on May 19, 2023, and Cornerstone Financial, which the Bank acquired on August 23, 2024. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of approximately $222 thousand for MoreBank net operating losses and $773 thousand for Noah Bank net operating losses, and $846 thousand for Cornerstone Financial net operating losses.

The Company had available New Jersey net operating loss carry-forwards of approximately $14.2 million, New York state net operating loss carry-forwards of $13.8 million and New York City net operating loss carry-forwards of $6.2 million at December 31, 2025, which expire between 2034 and 2043. The state and city net operating loss carry-forwards are amount that were generated by Noah Bank, which the Bank acquired on May 19, 2023 and Cornerstone Financial acquired on August 23, 2024.

Based on projections of future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company follows applicable accounting guidance which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. This also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2025, or 2024. The Company does not have an accrual for uncertain tax positions as of December 31, 2025, or 2024, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Generally, tax returns for all years 2022 and thereafter are subject to examination by tax authorities. The Company's New Jersey tax returns are currently under audit for tax years 2020 through 2023.

Note 11 – Leases

The Company records a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU or lease liabilities for leases with a term less than 12 months from the commencement date. The Company is obligated under 30 operating leases agreements for 28 branches and its corporate offices with terms extending through 2041. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.

The following table represents the classification of the Company’s right of use and lease liabilities (Dollars in thousands):

	Statement of Financial Condition Location	December 31, 2025	December 31, 2024
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$21,903	$23,398
Increased asset from new leases		1,165	3,066
Accumulated amortization		(2,947)	(4,561)
Net book value end of year	Operating lease right-of-use asset	$20,121	$21,903
Operating Lease Liability:
Lease liability	Operating lease liability	$21,194	$22,941

For the year ended December 31, 2025, the weighted-average remaining lease terms for operating leases was 10.2 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.54%. The Company used current FHLB fixed rate advances at the time the lease was placed in service for the term most closely aligning with remaining lease term to determine the discount rate.

The following table presents total lease cost and cash paid for each year:

	Twelve Months Ended December 31,
	2025	2024
	(In thousands)
Lease cost:
Operating lease	$4,046	$4,094
Short-term lease cost	141	124
Total lease cost	$4,187	$4,218
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$3,792	$3,572

Future minimum payments under operating leases with terms longer than 12 months are as follows at December 31, 2025:

Amount
Twelve months ended December 31,	(In thousands)
2026	$3,730
2027	3,463
2028	3,354
2029	2,733
2030	2,598
Thereafter	12,113
Total future operating lease payment	27,991
Amounts representing interest	(6,797)
Present value of net future lease payments	$21,194

The Company has an operating lease agreement with a member of the Company’s board of directors for a building containing the Company’s corporate headquarters and branch, which is included in the above lease schedule. At the lease initiation date, the lease terms were comparable to similarly outfitted office space in the Company’s market. Base rental payments of $275 thousand and $275 thousand were made to this related party in each of the years ended December 31, 2025 and December 31, 2024, respectively. Certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs, related to this property are paid directly to the various service providers.

Note 12 – Directors Fee Plan

The Company adopted a Non-Employee Director Deferred Compensation Plan in April 2022, which allows directors to defer a portion of their compensation ranging from 0% to 100% for a period of two to five years, if elected. Certain directors elect to defer their compensation for which they receive phantom stock. Once they retire, the phantom stock can be taken either as stock or cash. A total of approximately $360 thousand and $200 thousand, was deferred as of December 31, 2025 and December 31, 2024, respectively.

Note 13 – Goodwill and Core Deposit Intangible

Goodwill and core deposit intangibles result from the Company’s prior acquisitions. The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at January 1, 2025	$14,381	$3,632
Amortization expense	—	(856)
Balance at December 31, 2025	$14,381	$2,776

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at January 1, 2024	$8,853	$1,422
Acquisition of Cornerstone Bank	5,528	2,812
Amortization expense	—	(602)
Balance at December 31, 2024	$14,381	$3,632

The core deposit intangible assets are being amortized over 10 years, using the sum of the year’s digits. As of December 31, 2025, the future fiscal periods amortization for the core deposit intangible is as follows:

Amount
(In thousands)
2026	717
2027	587
2028	457
2029	320
2030	245
Thereafter	450
Total	$2,776

Note 14 – Fair Value Measurements and Disclosure

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2025
		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$127,647	$—	$127,647
U.S. government agency securities	—	10,512	—	10,512
Obligations of state and political subdivisions	—	40,198	—	40,198
Small Business Association (SBA) securities	—	1,259	—	1,259
U.S. treasury securities	2,953	—	—	2,953
Mortgage servicing rights	—	622	—	622

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2024
		(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$190,545	$—	$190,545
U.S. government agency securities	—	10,200	—	10,200
Obligations of state and political subdivisions	—	39,730	—	39,730
Small Business Association (SBA) securities	—	1,857	—	1,857
U.S. treasury securities	4,839	—	—	4,839
Mortgage servicing rights	—	1,060	—	1,060

There were no assets measured at fair value on a nonrecurring basis at December 31, 2025.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024, were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2024
		(In thousands)
Collateral dependent loan	$—	$—	$16,223	$16,223
Other real estate owned			295	295
	$—	$—	$16,518	$16,518

The following table presents quantitative information with regards to Level 3 fair value measurements at December 31, 2024.

Description	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
		(Dollars in thousands)
Collateral dependent loan	$16,223	Collateral[1]	Discount	12.0%
			adjustment	12.0%
Other real estate owned[2]	$295	Collateral[1]	Discount	0.0%
			adjustment	0.0%

1.
Fair value is generally determined through independent appraisal of the underlying collateral, primarily using comparable sales.
2.
The other real estate owned was written down to the estimated net realizable value.

There were no liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2025 and December 31, 2024, respectively.

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

Equity Method Investments

The fair value of equity method investments are measured at the Company's carrying amount.

Mortgage Servicing Rights

The Company uses a third party to estimate the fair value of mortgage servicing rights and they are carried at fair value and included in other assets on the statement of financial condition.

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents	$135,686	$135,686	$135,686	$—	$—
Securities available-for-sale at fair value	182,569	182,569	2,953	179,616	—
Securities held-to-maturity	153	154	—	154	—
Loans receivable, net	1,796,091	1,844,992	—	—	1,844,992
Restricted investments in bank stock	2,366	2,366	—	2,366	—
Accrued interest receivable	7,797	7,797	—	7,797	—
Equity method investments	11,832	11,832	—	7,520	4,312
Mortgage servicing rights	622	622	—	622	—

Financial Liabilities:
Deposits	$1,976,193	1,904,904	$—	$1,904,904	$—
Accrued interest payable	8,529	8,529	—	8,529	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and cash equivalents	$117,348	$117,348	$117,348	$—	$—
Securities available-for-sale at fair value	247,171	247,171	4,389	242,782	—
Securities held-to-maturity	161	162	—	162	—
Loans receivable, net	1,795,218	1,798,302	—	—	1,798,302
Restricted investments in bank stock	2,075	2,075	—	2,075	—
Accrued interest receivable	7,975	7,975	—	7,975	—
Equity method investments	11,160	11,160	—	6,850	4,310
Mortgage servicing rights	1,060	1,060	—	1,060	—

Financial liabilities:
Deposits	$2,032,625	$1,934,884	$—	$1,934,884	$—
Accrued interest payable	15,401	15,401	—	15,401	—

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

Note 15 – Stock-Based Compensation

In 2012, the Bank adopted The Bank of Princeton 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by the Company's board of directors in February 2012 and by our stockholders in May 2012. The 2012 Plan enabled the board of directors to grant stock options or restricted shares of common stock to employees, directors, consultants and other individuals who provide services to the Bank. The shares subject to or related to options under the 2012 Plan are authorized and unissued shares of the Bank. In 2013, the Bank’s board of directors and stockholders approved an amendment to the 2012 Plan that increased the maximum number of shares that may be subject to options under the 2012 Plan from 100,000 to 600,000, all of which may be issued as Incentive Stock Options or as Non-Qualified Stock Options. Vesting periods range from immediate to four years from the date of grant. No incentive stock options may be granted under the 2012 Plan after April 30, 2023.

In 2014, the Bank adopted an amendment to each of the 2007 Plan and to the 2012 Plan, which amendments were approved by the Company's Board of Directors, to provide that all outstanding options under the 2007 Plan and the 2012 Plan will become fully vested and exercisable upon a change in control of the Bank and to further specify the consideration that may be exchanged with respect to outstanding awards upon any such change in control.

In 2018, the Bank adopted The Bank of Princeton 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company's board of directors in February 2018 and by our stockholders in May 2018. The 2018 Plan enabled the board of directors to grant stock options, restricted stock, or restricted stock units to employees, directors, consultants and other individuals who provide services to the Bank. At December 31, 2025 there were 178,475 shares remaining available for issuance under the 2018 Plan.

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2025	227,950	$24.56
Granted	—	—
Exercised	(100,903)	17.95
Forfeited	—	—
Expired	(5,400)	17.13
Balance at December 31, 2025	121,647	$30.23	1.63 Years	$542,989
Exercisable at December 31, 2025	121,647	$30.23	1.63 Years	$542,989

The following is a summary of the status of the Bank’s stock option activity and related information for the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life	Average Intrinsic Value
Balance at January 1, 2024	279,750	$22.83
Granted	—	—
Exercised	(51,800)	15.26
Forfeited	—	—
Expired	—	—
Balance at December 31, 2024	227,950	$24.56	1.63 Years	$2,250,316
Exercisable at December 31, 2024	227,950	$24.56	1.63 Years	$2,250,316

The Company granted 40,042 restricted stock units (“RSU’s”) during 2025, each with a fair value of $32.66, which reflected the market value of the Company’s common stock on the date of the grant. Of the 40,042 RSU’s granted during 2025, 14,000 RSU’s have a vesting period of one year and the remaining 26,402 RSU’s vest over the next three years. At December 31, 2025, 47,877 RSU’s each with a fair value of $33.26 granted to executive management have not vested.

The Company granted 31,858 restricted stock units (“RSU’s”) during 2024, each with a fair value of $34.50, which reflected the market value of the Company’s common stock on the date of the grant. Of the 31,858 RSU’s granted during 2024, 9,000 RSU’s had a vesting period of one year and the remaining 22,858 RSU’s vest over the three years ending in 2027. At December 31, 2024, 53,859 RSU’s each with a fair value of $33.40 granted to executive management have not vested.

Stock option expenses included in salaries and employee benefits expense in the consolidated statements of income were $799,000 and $706,000 (which consist of RSUs) for the years ended December 31, 2025 and 2024, respectively. A tax benefit was recognized of $198,000 and $198,000 for the years ended December 31, 2025 and 2024, respectively. Stock option expenses recorded within other expenses were $466,000 for the year ended December 31,

2025. Stock option expenses recorded within other expenses were $306,000 for the year ended December 31, 2024. At December 31, 2025, there was approximately $913 thousand of unrecognized expenses related to outstanding stock options and RSU’s, which will be recognized over a period of approximately 1.66 years.

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

The capital rules require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. At December 31, 2025, the Bank met all capital adequacy requirements on a fully phased-in basis.

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

The Bank’s actual capital amounts and ratios at December 31, 2025 and December 31, 2024 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025:
Total capital (to risk-weighted assets)	$271,337	13.994%	$203,588	10.500%	$193,894	10.000%
Tier 1 capital (to risk-weighted assets)	$251,012	12.946%	$164,810	8.500%	$155,115	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$251,012	12.946%	$135,726	7.000%	$126,031	6.500%
Tier 1 leverage capital (to average assets)	$251,012	11.126%	$146,646	6.500%	$112,805	5.000%
December 31, 2024:
Total capital (to risk-weighted assets)	$270,633	13.490%	$210,648	10.500%	$200,617	10.000%
Tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$170,524	8.500%	$160,493	8.000%
Common equity tier 1 capital (to risk-weighted assets)	$246,976	12.311%	$140,432	7.000%	$130,401	6.500%
Tier 1 leverage capital (to average assets)	$246,976	10.577%	$151,776	6.500%	$116,750	5.000%

The Company’s ability to pay dividends is substantially dependent on dividends received from the Bank. The Bank’s dividend payments are subject to the New Jersey Banking Act of 1948 and applicable federal regulations, which generally prohibit dividends that would impair capital, reduce required surplus, or cause the Bank to fall below regulatory capital minimums.

The Company is also subject to restrictions under Pennsylvania law, which prohibit dividends if, after payment, the Company would be unable to meet its obligations as they come due or if total assets would be less than total liabilities plus amounts required to satisfy preferential rights upon dissolution.

In addition, as a bank holding company, the Company is subject to the policies of the Board of Governors of the Federal Reserve System, which generally provide that dividends should be paid only from recent earnings and in a manner consistent with capital adequacy, financial condition, and the Company’s obligation to serve as a source of strength to the Bank. Regulatory authorities may restrict or prohibit dividend payments if deemed inconsistent with safety and soundness standards.

The Company declared and paid cash dividends totaling $1.25 per share for the twelve months ended December 31, 2025.

Note 17 – Subsequent Events

On January 21, 2026, the Board of Directors declared a cash dividend of $0.35 per share of common stock. The dividend was paid on February 27, 2026 to shareholders of record at the close of business on February 4, 2026.

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

Management, with the participation of the Company's President and Chief Financial Officer, evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025 using the criteria in “Internal Control—Integrated Framework (2013)” issued by COSO 2013. Based on this assessment, management determined that, as of December 31, 2025, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Disclosure Controls and Procedures

Management, with the participation of the Company's President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Exchange Act) as of December 31, 2025. Based on this evaluation, the Company's President and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures are effective as of December 31, 2025 to ensure that the information required to be disclosed by the Company in the reports that the Company filed or submitted, or the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings, “MATTER NO. 1 ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS AND COMPENSATION – Executive Officers,” “DELINQUENT SECTION 16(a) REPORTS,” “CODE OF CONDUCT,” “BOARD OF DIRECTORS AND COMMITTEES – Board of Directors’ Committees – Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2025 in connection with the solicitation of proxies for its 2025 Annual Meeting of Shareholders and incorporated by reference.

The Company has an insider trading policy governing the purchase, sale, and other disposition of the Company’s securities by directors, officers and employees, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards.

Item 11. Executive Compensation

The information required by this Item is set forth under the headings, “EXECUTIVE OFFICERS AND COMPENSATION – Executive Compensation,” “– Employment and Other Agreements,” and “– Equity Incentive Plans,” “– Management Incentive Plan,” “– Employee Stock Ownership Plan,” "and" “– 401(k) Plan,” “– PAY VERSUS PERFORMANCE,” “EQUITY COMPENSATION PLAN INFORMATION – Outstanding Stock Option and Other Equity Awards at Fiscal Year End,” and “2025 Compensation of Directors” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2025 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings, “EQUITY COMPENSATION PLAN INFORMATION,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2025 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and “BOARD OF DIRECTORS AND COMMITTEES – Director Independence,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2025 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the heading, “MATTER NO. 3 PROPOSAL TO RATIFY THE SELECTION OF WOLF & COMPANY, P.C. AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2026,” in the Company’s definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2025 in connection with its 2025 Annual Meeting of Shareholders and incorporated by reference.

Our independent registered public accounting firm is Wolf and Company, P.C. Boston, Massachusetts, Auditor Firm ID: 392.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following portions of the Bank’s consolidated financial statements are set forth in Item 8 - “Financial Statements of Supplementary Data” of this Annual Report:
i.
Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
ii.
Consolidated Statements of Income for the years ended December 31, 2025 and 2024
iii.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
iv.
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024
v.
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
vi.
Notes to Consolidated Financial Statements
(b)
Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(c)
Exhibits

Exhibit No.		Description

3.1	(A)	Articles of Incorporation.

3.2	(B)	Bylaws

4.1	(C)	Specimen form of stock certificate.

4.2	(D)	Description of Capital Stock

10.1	(E)	The Bank of Princeton Amended and Restated 2007 Stock Option Plan*

10.2	(F)	The Bank of Princeton Amended and Restated 2012 Equity Incentive Plan*

10.3	(G)	MoreBank 2004 Incentive Equity Compensation Plan*

10.4	(H)	Princeton Bancorp, Inc. Amended and Restated Equity 2018 Equity Incentive Plan, as amended

10.5	(I)	Amended and Restated Employment Agreement between the Company and the Bank and Edward J. Dietzler dated as of June 21, 2023*

10.6	(J)	Amended and Restated Employment Agreement between the Company and the Bank and Daniel J. O’Donnell dated as of June 21, 2023*

10.7	(K)	Amended and Restated Employment Agreement between the Company and the Bank and George S. Rapp dated as of June 21, 2023*

10.8	(L)	Employment Agreement between the Bank and Stephanie Adkins dated January 25, 2019*

10.9	(M)	Consulting Agreement between the Bank and Christopher Tonkovich dated July 19, 2025*

10.10	(N)	The Bank of Princeton 2018 Director Fee Plan*

10.11	(O)	2020 Management Incentive Plan*

10.12	(P)	Dividend Reinvestment and Stock Purchase Plan*

10.13	(Q)	Supplemental Executive Retirement Plan dated July 30, 2021 for the benefit of Edward J. Dietzler and Daniel J. O’Donnell*

10.14	(R)	The Bank of Princeton Deferred Compensation Plan*

Exhibit No.		Description
10.15	(S)	Amended and Restated Change in Control Agreement Between Princeton Bancorp, Inc. and Jeffrey Hanuscin Dated June 2023

10.16	(T)	Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

10.17	(U)	Amendment to the Employment Agreement dated January 22, 2025 between Daniel J. O’Donnell, the Company and the Bank*

10.18	(V)	Amendment to the Employment Agreement dated January 22, 2025 between George S. Rapp, the Company and the Bank*

10.19	(W)	Amendment to the Employment Agreement dated January 22, 2025 between Stephanie Adkins, the Company and the Bank*

19.1	(X)	Princeton Bancorp, Inc. Insider Trading Policy

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32.1		Section 1350 Certifications

101.INS		Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

(K)
Incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.
(L)
Incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.
(M)
Incorporated by reference to Exhibit 10.10 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2025.
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
(O)
Incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.
(P)
Incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022.
(Q)
Incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement No. 333-263313 of Form S-4EF filed with the SEC on March 4, 2022
(R)
Incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2025
(S)
Incorporated by reference to Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023
(T)
Incorporated by reference to Exhibit 10.16 to the amendment to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 15, 2025
(u)
Incorporated by reference to Exhibit 10.17 to the amendment to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 15, 2025.
(v)
Incorporated by reference to Exhibit 10.18 to the amendment to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 15, 2025.
(w)
Incorporated by reference to Exhibit 10.19 to the amendment to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 15, 2025.
(x)
Incorporated by reference to Exhibit 19.1 to the amendment to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 15, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2026.

Princeton Bancorp, Inc.

/s/ Edward Dietzler
By:	Edward Dietzler
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Gillespie	Chairman of the Board	March 13, 2026
Richard Gillespie

/s/ Stephen Distler	Vice Chairman of the Board	March 13, 2026
Stephen Distler

/s/ Stephen Shueh	Director	March 13, 2026
Stephen Shueh

/s/ Susan Barrett	Director	March 13, 2026
Susan Barrett

/s/ Robert N. Ridolfi	Director	March 13, 2026
Robert N. Ridolfi, Esq

/s/ Judith A. Giacin	Director	March 13, 2026
Judith A. Giacin

/s/ Martin Tuchman	Director	March 13, 2026
Martin Tuchman

/s/ Ross Wishnick	Director, Vice Chairman	March 13, 2026
Ross Wishnick

/s/ Edward Dietzler	President, Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2026
Edward Dietzler

/s/ George S. Rapp	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 13, 2026
George S. Rapp

/s/ Jeffrey T. Hanuscin	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2026
Jeffrey T. Hanuscin