Form 10-K/A
period 2025-12-31
Princeton Bancorp, Inc.
filed 2026-04-06
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Explanatory Note

This Amendment to the Annual Report on Form 10-K of Princeton Bancorp, Inc. for the fiscal year ended December 31, 2025, originally filed on March 13, 2026 (the “Original Filing”), amends Item 15 of Part IV of the Original Filing to include exhibit 97.1, which was inadvertently omitted.

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

(c)
Exhibits

Exhibit No.		Description

3.1	(A)	Articles of Incorporation.

3.2	(B)	Bylaws

4.1	(C)	Specimen form of stock certificate.

4.2	(D)	Description of Capital Stock

10.1	(E)	The Bank of Princeton Amended and Restated 2007 Stock Option Plan*

10.2	(F)	The Bank of Princeton Amended and Restated 2012 Equity Incentive Plan*

10.3	(G)	MoreBank 2004 Incentive Equity Compensation Plan*

10.4	(H)	Princeton Bancorp, Inc. Amended and Restated Equity 2018 Equity Incentive Plan, as amended

10.5	(I)	Amended and Restated Employment Agreement between the Company and the Bank and Edward J. Dietzler dated as of June 21, 2023*

10.6	(J)	Amended and Restated Employment Agreement between the Company and the Bank and Daniel J. O’Donnell dated as of June 21, 2023*

10.7	(K)	Amended and Restated Employment Agreement between the Company and the Bank and George S. Rapp dated as of June 21, 2023*

10.8	(L)	Employment Agreement between the Bank and Stephanie Adkins dated January 25, 2019*

10.9	(M)	Consulting Agreement between the Bank and Christopher Tonkovich dated July 19, 2025*

10.10	(N)	The Bank of Princeton 2018 Director Fee Plan*

10.11	(O)	2020 Management Incentive Plan*

10.12	(P)	Dividend Reinvestment and Stock Purchase Plan*

10.13	(Q)	Supplemental Executive Retirement Plan dated July 30, 2021 for the benefit of Edward J. Dietzler and Daniel J. O’Donnell*

10.14	(R)	The Bank of Princeton Deferred Compensation Plan*

Exhibit No.		Description
10.15	(S)	Amended and Restated Change in Control Agreement Between Princeton Bancorp, Inc. and Jeffrey Hanuscin Dated June 2023

10.16	(T)	Amendment to the Employment Agreement dated January 22, 2025 between Edward Dietzler, the Company and the Bank*

10.17	(U)	Amendment to the Employment Agreement dated January 22, 2025 between Daniel J. O’Donnell, the Company and the Bank*

10.18	(V)	Amendment to the Employment Agreement dated January 22, 2025 between George S. Rapp, the Company and the Bank*

10.19	(W)	Amendment to the Employment Agreement dated January 22, 2025 between Stephanie Adkins, the Company and the Bank*

19.1	(X)	Princeton Bancorp, Inc. Insider Trading Policy

21.1	(Y)	Subsidiaries of the Registrant

23.1	(Y)	Consent of Independent Registered Public Accounting Firm

31.1	(Y)	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	(Y)	Rule 13a-14(a) Certification of the Principal Financial Officer

32.1	(Y)	Section 1350 Certifications

97.1	(Z)	Executive Compensation Clawback Policy

101.INS		Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(y)
Incorporated by reference to the same exhibit numbers in the Original Filing.
(z)
Incorporated by reference to Exhibit 97.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized as of April 6, 2026.

Princeton Bancorp, Inc.

/s/ Edward Dietzler
By:	Edward Dietzler
President and Chief Executive Officer
(Principal Executive Officer)

Princeton Bancorp, Inc.

/s/ George S. Rapp
By:	George S. Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this Amendment on Form 10-K/A.

Exhibit No.	Description of Exhibits

97.1

Executive Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024.)