Form 10-Q
period 2026-03-31
Princeton Bancorp, Inc.
filed 2026-05-08
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2026, there were 6,811,150 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$16,989	$17,038
Interest-earning bank balances	89,995	19,309
Due from Federal Reserve Bank	12,810	99,339
Total cash and cash equivalents	119,794	135,686
Securities available-for-sale, at fair value (amortized cost $173,093 and $189,924 at March 31, 2026 and December 31, 2025, respectively)	164,557	182,569
Securities held-to-maturity (fair value $152 and $154 at March 31, 2026 and December 31, 2025, respectively)	151	153
Loans receivable, net of deferred fees and costs	1,819,133	1,816,416
Less: allowance for credit losses	(20,033)	(20,325)
Loan receivable, net	1,799,100	1,796,091
Bank-owned life insurance	71,395	70,888
Premises and equipment, net	16,720	16,900
Accrued interest receivable	7,323	7,797
Restricted investment in bank stock	2,366	2,366
Deferred taxes, net	17,192	16,857
Goodwill	14,381	14,381
Core deposit intangible	2,580	2,776
Operating lease right-of-use asset	20,228	20,121
Other assets	17,980	18,562
TOTAL ASSETS	$2,253,767	$2,285,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$303,233	$286,013
Interest-bearing	1,639,426	1,690,180
Total deposits	1,942,659	1,976,193
Accrued interest payable	8,081	8,529
Operating lease liability	21,298	21,194
Other liabilities	8,130	8,519
TOTAL LIABILITIES	1,980,168	2,014,435
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at March 31, 2026 and at December 31, 2025	—	—
Common stock, no par value; 15,000,000 shares authorized, 7,074,429 shares issued and 6,796,253 outstanding at March 31, 2026; 7,042,206 shares issued and 6,765,530 outstanding at December 31, 2025	—	—
Paid-in capital	122,988	122,904
Treasury stock, at cost; 278,176 shares at March 31, 2026 and 276,676 shares at December 31, 2025	(8,762)	(8,707)
Retained earnings	165,483	161,780
Accumulated other comprehensive loss	(6,110)	(5,265)
TOTAL STOCKHOLDERS’ EQUITY	273,599	270,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,253,767	$2,285,147

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$28,066	$29,624
Securities available-for-sale:
Taxable	1,519	2,616
Tax-exempt	274	284
Securities held-to-maturity	2	2
Other interest and dividend income	1,210	769
TOTAL INTEREST AND DIVIDEND INCOME	31,071	33,295
INTEREST EXPENSE
Deposits	12,213	14,538
TOTAL INTEREST EXPENSE	12,213	14,538
NET INTEREST INCOME	18,858	18,757
Provision for (reversal of) credit losses	(156)	268
NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	19,014	18,489
NON-INTEREST INCOME
Income from bank-owned life insurance	507	471
Fees and service charges	580	511
Loan fees, including prepayment penalties	528	675
Other	836	533
TOTAL NON-INTEREST INCOME	2,451	2,190
NON-INTEREST EXPENSE
Salaries and employee benefits	7,025	7,172
Occupancy and equipment	2,392	2,285
Professional fees	760	761
Data processing and communications	1,627	1,626
Federal deposit insurance	300	533
Advertising and promotion	175	171
Office	131	110
Other real estate owned	—	27
Core deposit intangible amortization	196	228
Other	809	879
TOTAL NON-INTEREST EXPENSE	13,415	13,792
INCOME BEFORE INCOME TAX EXPENSE	8,050	6,887
INCOME TAX EXPENSE	1,821	1,509
NET INCOME	$6,229	$5,378
Earnings per common share-basic	$0.92	$0.78
Earnings per common share-diluted	$0.91	$0.77

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
NET INCOME	$6,229	$5,378
Other comprehensive income
Unrealized gains (losses) arising during period on securities available-for-sale	(1,181)	1,828
Net unrealized gain (loss) income	(1,181)	1,828
Tax effect	336	(517)
Total other comprehensive income (loss)	(845)	1,311
COMPREHENSIVE INCOME	$5,384	$6,689

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended March 31, 2026 and 2025
Balance, January 1, 2025	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income	—	—	—	5,378	—	5,378
Other comprehensive income	—	—	—	—	1,311	1,311
Treasury stock repurchases (5,250 shares)	—	—	(163)	—	—	(163)
Stock options exercised (21,300 shares)	—	443	—	—	—	443
Share redemption for tax withholding on restricted stock vesting	—	(231)	—	—	—	(231)
Dividends declared ($0.30 per share)	—	—	—	(2,092)	—	(2,092)
Dividend reinvestment plan (994 shares)	—	31	—	(31)	—	—
Stock-based compensation expense	—	301	—	—	—	301
Balance, March 31, 2025	$—	$120,452	$(1,005)	$155,170	$(7,630)	$266,987
Balance, January 1, 2026	$—	$122,904	$(8,707)	$161,780	$(5,265)	$270,712
Net income	—	—	—	6,229	—	6,229
Other comprehensive loss	—	—	—	—	(845)	(845)
Treasury stock repurchases (1,500 shares)	—	—	(55)	—	—	(55)
Stock options exercised (1,500 shares)	—	41	—	—	—	41
Share redemption for tax withholding on restricted stock vesting	—	(246)	—	—	—	(246)
Dividends declared ($0.35 per share)	—	—	—	(2,490)	—	(2,490)
Dividend reinvestment plan (1,053 shares)	—	36	—	(36)	—	—
Stock-based compensation expense	—	253	—	—	—	253
Balance, March 31, 2026	$—	$122,988	$(8,762)	$165,483	$(6,110)	$273,599

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,229	$5,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	(156)	268
Depreciation and amortization of premises and equipment	454	444
Stock-based compensation expense	253	301
Amortization of premiums and accretion of discounts on securities, net	3	7
Accretion of net deferred loan fees and costs	(1,345)	(1,246)
Increase in cash surrender value of bank-owned life insurance	(507)	(470)
Deferred income (benefit) tax	(335)	713
Amortization of core deposit intangible	196	229
Decrease in accrued interest receivable and other assets	1,285	751
Decrease in accrued interest payable and other liabilities	(870)	(5,124)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,207	1,251
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(2,564)
Maturities, calls and principal repayments of securities available-for-sale	16,828	12,320
Maturities, calls and principal repayments of securities held-to-maturity	2	2
Decrease in loans, net of repayments	(29,091)	(67,202)
Purchase of loans	27,720	30,784
Purchases of premises and equipment	(274)	(200)
Purchases of restricted bank stock	—	(63)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	15,185	(26,923)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposits	(33,534)	(21,959)
Cash dividends	(2,490)	(2,092)
Share redemption for tax withholding on restricted stock vesting	(246)	(231)
Purchase of treasury stock	(55)	(163)
Proceeds from exercise of stock options	41	443
NET CASH USED IN BY FINANCING ACTIVITIES	(36,284)	(24,002)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,892)	(49,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,686	117,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,794	$67,674
SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$12,661	$17,429
Income taxes paid	$488	$1,094
Increase in ROU leases	$860	$—

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

On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of March 31, 2026, the Company and its subsidiaries had 242 total employees and 241 full-time equivalent employees.

On August 23, 2024, the Company completed the acquisition of Cornerstone Financial Corporation (“CFC”), the holding company for Cornerstone Bank, a New Jersey chartered state bank headquartered in Mt. Laurel, New Jersey that primarily served the South Jersey market. On that date, CFC was merged into the Company, and Cornerstone Bank was merged with and into the Bank.

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

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and the FDIC. Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Management believes that the allowance for credit losses is adequate as of March 31, 2026. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 2 – Earnings Per Share (concluded)

The following schedule presents earnings per share data for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net income applicable to common stock	$6,229	$5,378
Weighted average number of common shares outstanding	6,788	6,905
Basic earnings per share	$0.92	$0.78
Net income applicable to common stock	$6,229	$5,378
Weighted average number of common shares outstanding	6,788	6,905
Dilutive effect on common shares outstanding	20	59
Weighted average number of diluted common shares outstanding	6,808	6,964
Diluted earnings per share	$0.91	$0.77

Restricted stock units and options to purchase 174,751 shares of common stock at a weighted average exercise price of $30.75 were included in the computation of diluted earnings per share for the three months ended March 31, 2026. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at March 31, 2026.

Restricted stock units and options to purchase 260,698 shares of common stock at a weighted average exercise price of $26.99 were included in the computation of diluted earnings per share for the three months ended March 31, 2025. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at March 31, 2025.

Note 3 – Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale at March 31, 2026 and December 31, 2025 with gross unrealized gains and losses therein:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$116,939	$472	$(5,296)	$112,115
U.S. government agency securities	11,260	—	(825)	10,435
Obligations of state and political subdivisions	41,867	2	(2,895)	38,974
Small business association (SBA) securities	1,064	6	(1)	1,069
U.S. treasury securities	1,963	1	—	1,964
Total	$173,093	$481	$(9,017)	$164,557

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (continued)

	December 31, 2025
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

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale at March 31, 2026 and December 31, 2025 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2026
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$31,198	$(174)	$28,698	$(5,122)	$59,896	$(5,296)
U.S. government agency securities	4,964	(36)	5,471	(789)	10,435	(825)
Obligations of state and political subdivisions	11,304	(174)	24,660	(2,721)	35,964	(2,895)
Small business association (SBA) securities	191	(1)	218	—	409	(1)
U.S. Treasuries	—	—	—	—	—	—
Total	$47,657	$(385)	$59,047	$(8,632)	$106,704	$(9,017)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2025
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$22,206	$(52)	$29,492	$(5,029)	$51,698	$(5,081)
U.S. government agency securities	—	—	5,510	(750)	5,510	(750)
Obligations of state and political subdivisions	1,901	(3)	31,025	(2,230)	32,926	(2,233)
Small business association (SBA) securities	381	—	223	(1)	604	(1)
	$24,488	$(55)	$66,250	$(8,010)	$90,738	$(8,065)

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

The amortized cost and fair value of securities available-for-sale at March 31, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$3,063	$3,064
Due after one year through five years	10,842	10,668
Due after five years through ten years	39,888	36,695
Due after ten years	2,361	2,015
Mortgage-backed securities (GSEs)	116,939	112,115
	$173,093	$164,557

The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale. The Company did not have an allowance for credit losses on its investment securities available-for-sale as of March 31, 2026 or 2025.

The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S. guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at March 31, 2026. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor’s. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of March 31, 2026.

At March 31, 2026, the Company’s available-for-sale securities portfolio consisted of approximately 261 securities, of which 136 available-for-sale securities were in an unrealized loss position for more than twelve months and 48 available-for-sale securities were in an unrealized loss position for less than twelve months. The available-for-sale securities in an unrealized loss position for more than twelve months consisted of 81 municipal securities aggregating $24.7 million with a loss of $2.7 million, 49 mortgage-backed securities-GSE aggregating $28.7 million with a loss of $5.1 million, 4 agency security aggregating $5.5 million with a loss of $789 thousand and 2 SBA securities aggregating $218 thousand with a loss less than $1 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Accrued interest receivable on investment securities represents interest earned but not yet collected on the Company’s available-for-sale and held-to-maturity securities portfolios. Accrued interest receivable related to investments, at March 31, 2026 and December 31, 2025 was $934 thousand and $1.1 million, respectively. Accrued interest receivable is generally written off when collection of the underlying interest is deemed uncollectible, which typically occurs when the related security is placed on nonaccrual status. When a security is placed on nonaccrual, previously accrued but uncollected interest is reversed from interest income. There were no investment securities on nonaccrual status and no write-offs of accrued interest receivable for the three-month period ended March 31, 2026 and for the year ended December 31, 2025.

There are no securities pledged as of March 31, 2026 and December 31, 2025.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable

Loans receivable, net at March 31, 2026 and December 31, 2025 were comprised of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Commercial real estate	$1,323,347	$1,343,531
Commercial and industrial	80,673	76,557
Construction	210,862	209,483
Residential first-lien mortgage	170,553	163,813
Home equity/consumer	36,192	25,359
Total loans	1,821,627	1,818,743
Deferred fees and costs, net	(2,494)	(2,327)
Loans, net	$1,819,133	$1,816,416

The Company purchased $15.8 million in residential loans and $11.9 million in consumer loans during the three months ended March 31, 2026. The Company purchased $108.2 million in residential loans and $8.7 million in consumer loans during the twelve months ended December 31, 2025.

The Company uses the discounted cash flow ("DCF") methodology in determining the allowance for credit losses (“ACL”), which projects future losses, based on historical and peer loss data. Qualitative adjustments to the DCF methodology include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended March 31, 2026.

The following table presents the components of the allowance for credit losses:

	March 31, 2026	December 31, 2025
	(In thousands)
Allowance for credit losses - loans	$(20,033)	$(20,325)
Allowance for credit losses - off balance sheet	(534)	(399)
	$(20,567)	$(20,724)

The following table presents nonaccrual loans by segment of the loan portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
	(In thousands)
Commercial real estate	$—	$15,674	$—	$15,229
Commercial and industrial	—	361	—	1,257
Construction	—	—	—	92
Residential first-lien mortgage	—	443	—	—
Home equity/consumer	—	—	—	—
Total nonaccrual loans	$—	$16,478	$—	$16,578

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days past due, or earlier, when the ability to collect principal and interest according to the contractual terms is in doubt. During the three months ended March 31, 2026, the Company wrote off $257 thousand in accrued interest receivable for loans, compared to $422 thousand for the three months ended March 31, 2025. Accrued interest receivable related to loans, at March 31, 2026 and December 31, 2025, was $6.4 million and $6.7 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of March 31, 2026:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$1,838	$—	$15,674	$17,512	$1,305,835	$1,323,347	$—
Commercial and industrial	82	—	361	443	80,230	80,673	—
Construction	—	—	—	—	210,862	210,862	—
Residential first-lien mortgage	1,305	—	443	1,748	168,805	170,553	—
Home equity/consumer	—	—	—	—	36,192	36,192	—
Total	$3,225	$—	$16,478	$19,703	$1,801,924	$1,821,627	$—

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$7,523	$—	$15,229	$22,752	$1,320,779	$1,343,531	$—
Commercial and industrial	15	273	302	590	75,967	76,557	—
Construction	—	—	—	—	209,483	209,483	—
Residential first-lien mortgage	370	—	18	388	163,425	163,813	—
Home equity/consumer	180	—	—	180	25,179	25,359	—
Total	$8,088	$273	$15,549	$23,910	$1,794,833	$1,818,743	$—

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of March 31, 2026. Gross charge-offs are included for the three months ended March 31, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$14,191	$58,134	$122,506	$159,861	$290,331	$647,860	$5,758	$1,298,641
Special mention	—	—	—	—	1,065	8,278	—	9,343
Substandard	—	—	—	—	—	15,363	—	15,363
Total commercial real estate	14,191	58,134	122,506	159,861	291,396	671,501	5,758	1,323,347
Current period gross charge-offs						14		14
Commercial and industrial
Pass	1,323	7,886	3,251	6,133	15,005	20,230	25,673	79,501
Special mention	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	672	—	672
Total commercial and industrial	1,323	7,886	3,251	6,133	15,005	21,402	25,673	80,673
Current period gross charge-offs								—
Construction
Pass	6,427	5,000	1,108	—	1,360	52,370	144,597	210,862
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	6,427	5,000	1,108	—	1,360	52,370	144,597	210,862
Current period gross charge-offs								—
Residential first-lien mortgage
Performing	3,821	34,871	54,628	19,617	7,032	50,141	—	170,110
Nonperforming	—	—	—	—	—	443	—	443
Total residential first-lien mortgage	3,821	34,871	54,628	19,617	7,032	50,584	—	170,553
Home equity/consumer
Performing	11,990	8,910	1,030	1,674	1,239	288	11,061	36,192
Nonperforming	—	—	—	—	—	—	—	—
Total home equity/consumer	11,990	8,910	1,030	1,674	1,239	288	11,061	36,192
Total
Pass	37,752	114,801	182,523	187,285	314,967	770,889	187,089	1,795,306
Special mention	—	—	—	—	1,065	8,778	—	9,843
Substandard	—	—	—	—	—	16,478	—	16,478
Total loans	$37,752	$114,801	$182,523	$187,285	$316,032	$796,145	$187,089	$1,821,627

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2025. Gross charge-offs are included for the year ended December 31, 2025.

	2025	2024	2023	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$63,586	$128,257	$161,317	$299,041	$129,951	$529,896	$5,962	$1,318,010
Special mention	—	—	—	—	—	9,429	—	9,429
Substandard	—	—	—	—	—	16,092	—	16,092
Total commercial real estate	63,586	128,257	161,317	299,041	129,951	555,417	5,962	1,343,531
Current period gross charge-offs	—	—	—	—	—	10,181	—	10,181
Commercial and industrial
Pass	8,251	1,077	6,197	8,958	11,074	15,706	23,532	74,795
Special mention	—	—	—	—	—	505	—	505
Substandard	—	—	—	—	—	1,257	—	1,257
Total commercial and industrial	8,251	1,077	6,197	8,958	11,074	17,468	23,532	76,557
Current period gross charge-offs	—	—	—	—	—	99	—	99
Construction
Pass	5,000	17,070	—	9,290	55,582	—	122,541	209,483
Total construction	5,000	17,070	—	9,290	55,582	—	122,541	209,483

Residential first-lien mortgage
Performing	28,071	58,909	17,605	6,408	5,903	46,825	—	163,721
Nonperforming	—	—	—	—	—	92	—	92
Total residential first-lien mortgage	28,071	58,909	17,605	6,408	5,903	46,917	—	163,813
Home equity/consumer
Performing	9,726	1,045	899	1,203	1,050	442	10,989	25,354
Nonperforming	—	—	—	—	—	5	—	5
Total home equity/consumer	9,726	1,045	899	1,203	1,050	447	10,989	25,359
Total
Pass	114,634	206,358	186,018	324,900	203,560	592,869	163,024	1,791,363
Special mention	—	—	—	—	—	9,934	—	9,934
Substandard	—	—	—	—	—	17,446	—	17,446
Total loans	$114,634	$206,358	$186,018	$324,900	$203,560	$620,249	$163,024	$1,818,743

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended March 31, 2026:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,848	$900	$376	$2,004	$197	20,325
Provision (reversal)[1]	(399)	1	(12)	(4)	124	(290)
Charge-offs	(14)	—	—	—	—	(14)
Recoveries	2	10	—	—	—	12
Total	$16,437	$911	$364	$2,000	$321	$20,033

1.
The reversal of credit losses on the Consolidated Statement of Income is $156 thousand comprising of a decrease of $290 thousand to the allowance for credit losses on loans and a $134 thousand increase to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the three months ended March 31, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,821	$1,173	$609	$893	$161	$23,657
Provision (reversal)[1]	149	(118)	(209)	395	8	225
Charge-offs	—	(84)	—	—	—	(84)
Recoveries	11	133	—	—	—	144
Total	$20,981	$1,104	$400	$1,288	$169	$23,942

1.
The provision for credit losses on the Consolidated Statement of Income is $268 thousand comprising of an increase of $225 thousand to the allowance for credit losses on loans and a $43 thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

As of March 31, 2026, the Company had nine loans totaling $16.5 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $16.1 million were individually evaluated collateral dependent loans and one loan for $361 thousand used present value of future cash flows to determine if a write down was needed. As of December 31, 2025, the Company had nine loans totaling $16.6 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $16.2 million were individually evaluated collateral dependent loans and one loan for $394 thousand used present value of future cash flows to determine if a write down was needed.

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit base on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no previously modified loans that defaulted during the three months ended March 31, 2026, and the twelve-months ended December 31, 2025.

Note 5 – Deposits

The components of deposits were as follows:

	March 31, 2026		December 31, 2025
	(Dollars in thousands)
Demand, non-interest-bearing checking	$303,233	15.61%	$286,013	14.47%
Demand, interest-bearing checking	308,204	15.87%	333,533	16.88%
Savings	169,031	8.70%	167,735	8.49%
Money market	490,711	25.26%	464,205	23.49%
Time deposits, $250,000 and over	241,134	12.41%	289,738	14.66%
Time deposits, other	430,346	22.15%	434,969	22.01%
	$1,942,659	100.00%	$1,976,193	100.00%

Note 6 – Borrowings

The Company had no outstanding borrowings at March 31, 2026 and December 31, 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2026
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$112,115	$—	$112,115
U.S. government agency securities	—	10,435	—	10,435
Obligations of state and political subdivisions	—	38,974	—	38,974
Small Business Association (SBA) securities	—	1,069	—	1,069
U.S. treasury securities	1,964	—	—	1,964
Mortgage servicing rights	—	587	—	587

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2025 were as follows:

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

There were no liabilities measured at fair value on a recurring basis, at March 31, 2026 or December 31, 2025.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no assets measured at fair value on a nonrecurring basis at March 31, 2026 or December 31, 2025.

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2026 or for the year ended December 31, 2025. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at March 31, 2026 are as follows:

	March 31, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$119,794	$119,794	$119,794	$—	$—
Securities available-for-sale at fair value	164,557	164,557	1,964	162,593	—
Securities held-to-maturity	151	152	—	152	—
Loans receivable, net	1,799,100	1,877,988	—	—	1,877,988
Restricted investments in bank stock	2,366	2,366	—	2,366	—
Accrued interest receivable	7,323	7,323	—	7,323	—
Equity method investments	12,214	12,214	—	7,520	4,694
Mortgage servicing rights	587	587	—	587	—
Financial Liabilities:
Deposits	$1,942,659	1,816,424	$—	$1,816,424	$—
Accrued interest payable	8,081	8,081	—	8,081	—

The carrying amounts and estimated fair value of financial instruments at December 31, 2025 are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$135,686	$135,686	$135,686	$—	$—
Securities available-for-sale at fair value	182,569	182,569	2,953	179,616	—
Securities held-to-maturity	153	154	—	154	—
Loans receivable, net	1,796,091	1,844,992	—	—	1,844,992
Restricted investments in bank stock	2,366	2,366	—	2,366	—
Accrued interest receivable	7,797	7,797	—	7,797	—
Equity method investments	11,832	11,832	—	7,520	4,312
Mortgage servicing rights	622	622	—	622	—
Financial Liabilities:
Deposits	$1,976,193	1,904,904	$—	$1,904,904	$—
Accrued interest payable	8,529	8,529	—	8,529	—

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases

Leases (ASC Topic 842) establishes a right of use model that requires a lessee to record a right of use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company is obligated under 31 operating lease agreements for 29 branches and its corporate offices with terms extending through 2042. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.

The following table represents the classification of the Company’s right of use asset and lease liability.

	Statement of Financial	Three Months Ended	Year Ended
	Condition Location	March 31, 2026	December 31, 2025
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$20,121	$21,903
Increased asset from new leases		860	1,165
Accumulated amortization		(753)	(2,947)
Net book value	Operating lease right-of-use asset	$20,228	$20,121
Operating Lease Liability:
Lease liability	Operating lease liability	$21,298	$21,194

As of March 31, 2026, the weighted-average remaining lease terms for operating leases was 9.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.54%. The Company used Federal Home Loan Bank (“FHLB”) fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

Future minimum payments under operating leases with terms longer than 12 months are as follows at March 31, 2026 (in thousands):

Amount
(In thousands)
Twelve months ended March 31,
2026	$3,817
2027	3,554
2028	3,359
2029	2,860
2030	2,572
Thereafter	11,607
Total future operating lease payment	27,769
Amounts representing interest	(6,471)
Present value of net future lease payments	$21,298

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Lease cost:
Operating lease	$1,040	$1,025
Short-term lease cost	38	66
Total lease cost	$1,078	$1,091
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$964	$940

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill and Core Deposit Intangible

In accordance with ASC 805, the Company has recorded goodwill and core deposit intangible (“CDI”) assets related to prior acquisitions. CDI assets are amortized over a 10-year period using the sum-of-the-years’-digits method. In accordance with GAAP, goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company performs its annual goodwill impairment assessment as of May 31. Management has determined that the Company’s community banking operations constitute a single reporting unit, which is also the Company’s only operating segment.

ASC Topic 350-20 guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company determined that a quantitative test would be performed at May 31, 2025, primarily due to the Company’s common stock trading at 80.0% of book value. This was a possible indication that a goodwill impairment may exist. The result of this quantitative test indicates that fair value is greater than book value and that no Reporting Unit goodwill impairment exists. Management noted no events or changes in circumstances subsequent to the May 31, 2025 annual impairment assessment that would indicate a potential impairment of goodwill.

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2025	$14,381	$2,776
Amortization expense	—	(196)
Balance at March 31, 2026	$14,381	$2,580

As of March 31, 2026, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

Amount
(In thousands)
2026	521
2027	587
2028	457
2029	320
2030	245
Thereafter	450
Total	$2,580

Note 10 – Subsequent Events

On April 21, 2026, the Board of Directors declared a cash dividend of $0.35 per share of common stock to shareholders of record on May 5, 2026, payable on May 28, 2026.

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

Regional conflicts around the world, including between Russia and Ukraine, tensions involving Iran and Israel, and broad instability in the Middle East, have exacerbated supply chain disruptions, contributed to volatility in energy and commodity markets, and increased geopolitical and economic uncertainty. Escalation of these conflicts, including potential disruptions to global energy supplies and international trade routes, could adversely affect financial markets, inflation, interest rates, and overall economic conditions. Any or all could have negative downstream effects on the Company’s operating results, the extent of which is indeterminable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K as of and for the year ended December 31, 2025.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the potential impact of any future Federal budget stalemates in Congress, higher tariffs imposed by the Trump administration, higher inflation levels, and general economic and recessionary concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the global impact of foreign military conflicts; the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; the timing and nature of the regulatory response to any applications filed by the Company and the Bank; developments in technology, such as artificial intelligence, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our customers' expectations for convenience and security; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

The Company is the holding company for The Bank of Princeton (the “Bank”), a community bank founded in 2007. The Bank is a New Jersey state-chartered commercial bank with 28 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Burlington, Chesterfield, Cherry Hill, Cream Ridge, Deptford, Fort Lee, Hamilton, Kingston, Lakewood, Lambertville, Lawrenceville, Medford, Monroe, Moorestown, New Brunswick, Palisades Park, Pennington, Piscataway, Princeton Junction, Quakerbridge, Sicklerville, Voorhees, and Woodbury. There are also five branches in the Philadelphia, Pennsylvania area and two in the New York City metropolitan area. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”).

The Company’s common stock trades on the “Nasdaq Global Select Market” under ticker symbol, “BPRN.”

Critical Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2025 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements included in the 2025 Annual Report on Form 10-K and Note 1- Summary of Significant Accounting Policies in this document.

Economy

Economic conditions during the first quarter of 2026 remained mixed, characterized by moderating growth, resilient labor markets, and inflation trending downward but still modestly above the target of the Federal Reserve. Consumer spending continued to support economic activity but showed signs of softening amid elevated interest rates and reduced excess savings, while business investment remained constrained by tighter financial conditions. The Federal Reserve maintained a restrictive monetary policy stance during the quarter, contributing to higher borrowing costs, modest tightening in credit availability, and continued pressure on interest-sensitive sectors, including commercial real estate. Looking ahead, economic conditions remain uncertain, with risks dependent on the trajectory of inflation, labor market conditions, and the timing of potential monetary policy adjustments.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

General

Total assets were $2.25 billion at March 31, 2026, a decrease of $31.4 million, or 1.37% when compared to $2.29 billion at the end of 2025. The primary reasons for the decrease in total assets were related to decreases in cash and cash equivalents of $15.9 million and investment securities of $18.0 million, partially offset by an increase in net loans of $2.7 million.

Cash and cash equivalents

Cash and cash equivalents decreased $15.9 million, or 11.7%, to $119.8 million at March 31, 2026 compared to December 31, 2025.

Investment securities

Total available-for-sale investment securities decreased $18.0 million, or 9.9%, to $164.6 million at March 31, 2026 compared to December 31, 2025. This decrease was related to the payoffs of mortgage-backed securities of U.S. government sponsored enterprises and U.S government agency securities during the three months ended March 31, 2026.

Loans

Loans, net of deferred loan fees and costs, increased $2.7 million, or 0.15%, to $1.82 billion at March 31, 2026 compared to December 31, 2025. The increase in the Company’s net loans consisted of increases in of $10.8 million in home equity and consumer loans, $6.7 million in residential mortgages, $4.1 million in commercial and industrial loans, and $1.4 million in construction loans, and, partially offset by a decrease of $20.0 million in commercial real estate loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.32 billion or 72.6% of total loans of $1.82 billion at March 31, 2026. There were 721 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.21 billion or 92.5% of the CRE portfolio and less than 80% for $1.31 billion or 99.6% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	March 31, 2026			December 31, 2025
	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	502,834	38.0%	52.5%	505,267	37.6%	52.5%
Owner Occupied	376,380	28.4%	34.7%	394,281	29.3%	34.9%
Land	27,514	2.1%	70.7%	27,514	2.1%	70.7%
Non Owner Occupied
Retail	107,350	8.1%	41.7%	9,829	0.7%	50.9%
Office Building	91,964	7.0%	42.2%	80,244	6.0%	44.5%
Industrial/Warehousing	75,927	6.2%	43.9%	44,198	3.3%	41.4%
Mixed Use	49,335	3.3%	42.4%	60,520	4.5%	43.0%
Restaurants	16,819	1.3%	36.0%	20,284	1.5%	38.0%
Healthcare	9,715	0.7%	50.3%	108,367	8.1%	41.0%
Other	65,509	5.0%	42.5%	93,027	6.9%	42.4%
Total non owner occupied	416,619	31.5%		416,469	31.0%
Total Commercial Real Estate	1,323,347	100.0%		1,343,531	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	March 31, 2026		December 31, 2025
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	631,491	47.8%	629,314	46.8%
New Jersey	496,600	37.5%	504,206	37.5%
Pennsylvania	177,713	13.4%	186,268	13.9%
Other	17,543	1.3%	23,743	1.8%
	1,323,347	100.00%	1,343,531	100.00%

For the three months ended March 31, 2026, charge-offs were $14 thousand, and recoveries were $12 thousand. The coverage ratio of the allowance for credit losses to period end loans was 1.10% at March 31, 2026 and 1.12% at December 31, 2025.

At March 31, 2026, non-performing assets remained steady at $16.5 million, compared to $16.6 million at December 31, 2025. Non-performing assets as a percentage of total loans, net of deferred fees and costs, remained steady at 0.91% for March 31, 2026 compared to 0.91% at December 31, 2025.

Deposits

Total deposits on March 31, 2026, decreased $33.5 million, or 1.70%, when compared to December 31, 2025. The decrease in the Company’s deposits consisted primarily of decreases in certificates of deposit of $53.2 million and interest-bearing demand deposits of $25.3 million, partially offset by increases in money market deposits of $26.5 million, non-interest-bearing demand deposits of $17.2 million, and savings deposits of $1.3 million. On balance sheet liquidity remains strong at March 31, 2025.

At March 31, 2026, the Company had approximately $613.3 million in uninsured deposits, consisting of $84.3 million in non-interest-bearing demand deposits, $220.1 million in interest-bearing demand deposits, $172.5 million in money market accounts, $24.5 million in savings deposits and $111.9 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at March 31, 2026 and December 31, 2025.

Stockholders’ equity

Total stockholders’ equity at March 31, 2026 increased $2.9 million, or 1.07%, when compared to December 31, 2025. The increase was primarily due to an increase in retained earnings of $3.7 million (which consisted of $6.2 million in net income, partially offset by $2.5 million of cash dividends recorded during the period), partially offset by an increase in accumulated other comprehensive loss of $845 thousand due to increases in market interest rates. The ratio of equity to total assets at March 31, 2026 and December 31, 2025 was 12.1% and 11.9%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. The Company maintained a $100.0 million letter of credit with the FHLB supporting municipal deposits as of March 31, 2026. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $539.0 million as of March 31, 2026.

As of March 31, 2026, the Bank was eligible to use the Federal Reserve discount window for borrowings, based on assets pledged as collateral as of the applicable date. As of March 31, 2026, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of March 31, 2026, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at March 31, 2026.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At March 31, 2026, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of March 31, 2026, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at March 31, 2026 and December 31, 2025 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2026:
Total capital (to risk-weighted assets)	$276,093	14.10%	$205,570	10.50%	$195,781	10.00%
Tier 1 capital (to risk-weighted assets)	$255,526	13.05%	$166,414	8.50%	$156,625	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,526	13.05%	$137,046	7.00%	$127,257	6.50%
Tier 1 leverage capital (to average assets)	$255,526	11.36%	$146,152	6.50%	$112,425	5.00%
December 31, 2025:
Total capital (to risk-weighted assets)	$271,337	13.99%	$203,588	10.50%	$193,894	10.00%
Tier 1 capital (to risk-weighted assets)	$251,012	12.95%	$164,810	8.50%	$155,115	8.00%
Common equity tier 1 capital (to risk- weighted assets)	$251,012	12.95%	$135,726	7.00%	$126,031	6.50%
Tier 1 leverage capital (to average assets)	$251,012	11.13%	$146,646	6.50%	$112,805	5.00%

Comparison of Operating Results for the three months ended March 31, 2026 and 2025

General

The Company reported net income of $6.2 million, or $0.91 per diluted common share, for the first quarter of 2026, compared to a net income of $5.4 million, or $0.77 per diluted common share, for the first quarter of 2025. The increase in net income for the first quarter of 2026 when compared to the first quarter of 2025 was primarily due to an increase in non-interest income of $261 thousand, an increase in net-interest income of $101 thousand, a decrease in non-interest expense of $377 thousand, and a decrease in the provision for credit losses of $424 thousand, partially offset by an increase of $312 thousand in income tax expense.

Interest income

Interest income decreased $2.2 million for the three months ended March 31, 2026, compared to the same period in 2025. Interest income on loans decreased $1.6 million due to a decrease in the average balance of loans of $51.2 million, and a decrease of 17 basis points on the yield on loans. Interest on taxable available-for-sale securities decreased $1.1 million due to a 55 basis point decrease in yield and a $71.3 million decrease in the average balance of taxable available-for-sale securities. Other interest and dividend income increased $441 thousand due to an increase in average balances of $61.8 million, partially offset by a decrease in the yield of 73 basis points.

Interest expense

Interest expense decreased $2.3 million to $12.2 million for the three months ended March 31, 2026, compared to the same period in 2025. Interest expense decreased primarily due to a decrease in the average balance of interest-bearing deposits of $69.5 million and a decrease of 42 basis points in the rate paid on interest-bearing deposits over the same prior year period.

Provision for credit losses

The Company recorded a reversal of credit losses of $156 thousand during the first quarter of 2026, which consisted of a $290 thousand decrease recorded to the allowance of credit losses on loans, offset by an increase to the provision for credit losses of $134 thousand related to unfunded commitments, which are recorded in other liabilities on the Company’s statements of financial condition. There were charge-offs of $14 thousand recorded, and recoveries were $12 thousand, for the three months ended March 31, 2026.

Non-interest income

Total non-interest income was $2.5 million for the three months ended March 31, 2026, an increase of $261 thousand or 11.9% when compared to the same prior year period. The increase over the prior year’s first quarter was primarily due to increases in other non-interest income of $303 thousand, an increase in fees and service charges of $69 thousand, and an increase in income from bank-owned life insurance of $36 thousand, partially offset by a decrease in loan fees of $147 thousand. The increase in other non-interest income for the first quarter was related to a net gain on an equity investment in the amount of $232 thousand.

Non-interest expense

Total non-interest expense was $13.4 million for the three months ended March 31, 2026, a decrease of $377 thousand or 2.7% when compared to the same prior year period. This decrease was primarily related to a decrease in salaries and employee benefits expense of $147 thousand, and a decrease in federal deposit insurance expense of $233 thousand.

Provision for income taxes

For the three months ended March 31, 2026, the Company recorded an income tax expense of $1.8 million, resulting in an effective tax rate of 22.6%, compared to an income tax expense of $1.5 million resulting in an effective tax rate of 21.9% for the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026			2025			Change 2026 vs 2025
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,800,201	$28,066	6.32%	$1,851,439	$29,624	6.49%	$(51,238)	(0.17)%
Securities
Taxable available-for-sale	132,740	1,519	4.58%	203,992	2,616	5.13%	(71,252)	(0.55)%
Tax exempt available-for-sale	40,054	274	2.73%	39,978	284	2.84%	76	(0.11)%
Held-to-maturity	152	2	5.33%	160	2	5.33%	(8)	(0.00)%
Federal funds sold	68,415	628	3.72%	53,314	580	4.41%	15,101	(0.69)%
Other interest earning-assets	62,700	582	3.84%	16,028	189	4.78%	46,672	(0.94)%
Total interest-earning assets	2,104,262	$31,071	5.99%	2,164,911	$33,295	6.24%	(60,649)	(0.25)%
Other non-earnings assets	164,573			170,945			(6,372)
Total assets	$2,268,835			$2,335,856			$(67,021)
Interest-bearing liabilities
Demand	$329,872	$1,652	2.03%	$325,278	$1,556	1.94%	$4,594	0.09%
Savings	168,820	885	2.13%	171,404	948	2.24%	(2,584)	(0.12)%
Money markets	470,343	3,398	2.94%	476,338	3,640	3.10%	(5,995)	(0.16)%
Certificates of deposit	700,384	6,278	3.63%	765,942	8,394	4.45%	(65,558)	(0.82)%
Total deposit	1,669,419	12,213	2.97%	1,738,962	14,538	3.39%	(69,543)	(0.42)%
Borrowings	—	—	N/A	—	—	N/A	—	N/A
Total interest-bearing liabilities	1,669,419	$12,213	2.97%	1,738,962	$14,538	3.39%	(69,543)	(0.42)%
Non-interest-bearing deposits	288,984			287,506			1,478
Other liabilities	38,114			45,354			(7,240)
Total liabilities	1,996,517			2,071,822			(75,305)
Stockholders’ equity	272,318			264,034			8,284
Total liabilities and stockholder’s equity	$2,268,835			$2,335,856			$(67,021)
Net interest-earnings assets	$434,843			$425,949			$8,894
Net interest income; interest rate spread		$18,858	3.63%		$18,757	2.85%	$101	0.79%
Net interest margin			3.67%			3.51%		0.16%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31, 2026 vs. 2025 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(756)	$(802)	$(1,558)
Securities available-for-sale
Taxable	(259)	(838)	(1,097)
Tax-exempt	(11)	1	(10)
Securities held-to-maturity	—	—	—
Federal funds sold	(60)	108	48
Other interest and dividend income	(28)	421	393
Total interest and dividend income	$(1,114)	$(1,110)	$(2,224)
Interest expense
Demand	$74	$22	$96
Savings	(49)	(14)	(63)
Money markets	(195)	(47)	(242)
Certificates of deposit	(1,444)	(672)	(2,116)
Borrowings	—	—	—
Total interest expense	$(1,614)	$(711)	$(2,325)
Change in net interest income	$500	$(399)	$101

How We Manage Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk which is inherent in our lending, investment and deposit gathering activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio and our investment security portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

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

The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2026, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2026, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
	(In thousands)
Interest-earning assets: (1)
Investment securities	$19,634	$21,053	$31,551	$29,183	$63,287	$—	$164,708
Loans receivable	335,394	263,702	623,684	411,514	142,279	22,527	1,799,100
Other interest-earnings assets (2)	105,171	—	—	—	—	—	105,171
Total interest-earning assets	$460,199	$284,755	$655,235	$440,697	$205,566	$22,527	$2,068,979
Interest-bearing liabilities:
Checking and savings accounts	$477,235		$—	$—	$—	$—	$477,235
Money market accounts	490,711	—	—	—	—	—	490,711
Certificate accounts	313,588	328,690	25,976	3,226	—	—	671,480
Borrowings	—	—	—	—	—	—	—
Total interest-bearing liabilities	$1,281,534	$328,690	$25,976	$3,226	$—	$—	$1,639,426
Interest-earning assets less interest-bearing liabilities	$(821,335)	$(43,935)	$629,259	$437,471	$205,566	$22,527	$429,553
Cumulative interest-rate sensitivity gap (3)	$(821,335)	$(865,270)	$(236,011)	$201,460	$407,026
Cumulative interest-rate gap as a percentage of total assets at
March 31, 2026	(36.44)%	(38.39)%	(10.47)%	8.94%	18.06%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2026	35.91%	46.26%	85.58%	112.29%	124.83%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2026, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA1	Change
	(Dollars in thousands)
300	$380,607	$(41,107)	(9.75)%	17.78%	(0.74)
200	$400,246	$(21,468)	(5.09)%	18.33%	(0.19)
100	$413,807	$(7,907)	(1.87)%	18.57%	0.05
Static	$421,714	$—		18.52%
(100)	$421,667	$(47)	(0.01)%	18.11%	(0.41)
(200)	$413,136	$(8,578)	(2.03)%	17.35%	(1.17)
(300)	$407,403	$(14,311)	(3.39)%	16.65%	(1.87)

1.
Economic Value of Equity (EVE) divided by Economic Value of Assets (EVA)

As is the case with the Gap Table above, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, such as the Company, is not required to provide the information by this Item. Certain market risk disclosure is set forth in Item 2 above under “How We Manage Market Risk.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of March 31, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2026 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Princeton Bancorp, Inc.

Date: May 8, 2026	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)