Form 10-Q
period 2026-06-30
Princeton Bancorp, Inc.
filed 2026-08-07
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(609) 921-1700

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BPRN	Nasdaq Global Select Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2026, there were 6,813,201 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$16,729	$17,038
Interest-earning bank balances	31,036	19,309
Due from Federal Reserve Bank	18,425	99,339
Total cash and cash equivalents	66,190	135,686
Securities available-for-sale, at fair value (amortized cost $268,978 and $189,924 at June 30, 2026 and December 31, 2025, respectively)	261,491	182,569
Securities held-to-maturity (fair value $150 and $154 at June 30, 2026 and December 31, 2025, respectively)	149	153
Loans receivable, net of deferred fees and costs	1,771,500	1,816,416
Less: allowance for credit losses for loans	(19,963)	(20,325)
Loan receivable, net	1,751,537	1,796,091
Bank-owned life insurance	71,912	70,888
Premises and equipment, net	17,082	16,900
Accrued interest receivable	7,530	7,797
Restricted investment in bank stock	2,345	2,366
Deferred taxes, net	16,893	16,857
Goodwill	14,381	14,381
Core deposit intangible	2,394	2,776
Operating lease right-of-use asset	19,465	20,121
Other assets	19,643	18,562
TOTAL ASSETS	$2,251,012	$2,285,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$309,244	$286,013
Interest-bearing	1,626,448	1,690,180
Total deposits	1,935,692	1,976,193
Accrued interest payable	6,668	8,529
Operating lease liability	20,534	21,194
Other liabilities	8,195	8,519
TOTAL LIABILITIES	1,971,089	2,014,435
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at June 30, 2026 and at December 31, 2025	—	—
Common stock, no par value; 15,000,000 shares authorized, 7,099,127 shares issued and 6,813,201 outstanding at June 30, 2026; 7,042,206 shares issued and 6,765,530 outstanding at December 31, 2025	—	—
Paid-in capital	123,893	122,904
Treasury stock, at cost; 285,926 shares at June 30, 2026 and 276,676 shares at December 31, 2025	(9,034)	(8,707)
Retained earnings	170,424	161,780
Accumulated other comprehensive loss	(5,360)	(5,265)
TOTAL STOCKHOLDERS’ EQUITY	279,923	270,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,251,012	$2,285,147

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$28,681	$29,620	$56,747	$59,244
Securities available-for-sale:
Taxable	1,832	2,298	3,351	4,914
Tax-exempt	264	279	538	563
Securities held-to-maturity	2	2	4	4
Other interest and dividend income	877	557	2,087	1,326
TOTAL INTEREST AND DIVIDEND INCOME	31,656	32,756	62,727	66,051
INTEREST EXPENSE
Deposits	11,616	13,933	23,829	28,471
Borrowings	—	13	—	13
TOTAL INTEREST EXPENSE	11,616	13,946	23,829	28,484
NET INTEREST INCOME	20,040	18,810	38,898	37,567
Provision for (reversal of) credit losses	(353)	6,956	(509)	7,224
NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	20,393	11,854	39,407	30,343
NON-INTEREST INCOME
Income from bank-owned life insurance	516	494	1,024	965
Fees and service charges	597	551	1,177	1,062
Loan fees, including prepayment penalties	908	703	1,436	1,378
Other	415	503	1,250	1,036
TOTAL NON-INTEREST INCOME	2,436	2,251	4,887	4,441
NON-INTEREST EXPENSE
Salaries and employee benefits	7,153	7,093	14,178	14,265
Occupancy and equipment	2,252	2,147	4,644	4,432
Professional fees	974	721	1,734	1,482
Data processing and communications	1,581	1,543	3,208	3,169
Federal deposit insurance	300	415	600	948
Advertising and promotion	136	152	311	323
Office	136	238	267	348
Other real estate owned	—	—	—	27
Core deposit intangible amortization	186	219	382	447
Other	928	981	1,737	1,860
TOTAL NON-INTEREST EXPENSE	13,646	13,509	27,061	27,301
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	9,183	596	17,233	7,483
INCOME TAX EXPENSE (BENEFIT)	2,102	(92)	3,923	1,417
NET INCOME	$7,081	$688	$13,310	$6,066
Earnings per common share-basic	$1.04	$0.10	$1.96	$0.88
Earnings per common share-diluted	$1.04	$0.10	$1.95	$0.88

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET INCOME	$7,081	$688	$13,310	$6,066
Other comprehensive income
Unrealized gains (losses) arising during period on securities available-for-sale	1,049	821	(131)	2,648
Net unrealized gain (loss) income	1,049	821	(131)	2,648
Tax effect	(299)	(234)	36	(750)
Total other comprehensive income (loss)	750	587	(95)	1,898
COMPREHENSIVE INCOME	$7,831	$1,275	$13,215	$7,964

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended June 30, 2026 and 2025
Balance, April 1, 2025	$—	$120,452	$(1,005)	$155,170	$(7,630)	$266,987
Net income	—	—	—	688	—	688
Other comprehensive income	—	—	—	—	587	587
Treasury stock repurchases (173,403 shares)	—	—	(5,480)	—	—	(5,480)
Stock options exercised (50,000 shares)	—	899	—	—	—	899
Dividends declared ($0.30 per share)	—	—	—	(2,057)	—	(2,057)
Dividend reinvestment plan (1,072 shares)	—	33	—	(33)	—	—
Stock-based compensation expense	—	322	—	—	—	322
Balance, June 30, 2025	$—	$121,706	$(6,485)	$153,768	$(7,043)	$261,946
Balance, April 1, 2026	$—	$122,988	$(8,762)	$165,483	$(6,110)	$273,599
Net income	—	—	—	7,081	—	7,081
Other comprehensive income	—	—	—	—	750	750
Treasury stock repurchases (7,750 shares)	—	—	(272)	—	—	(272)
Stock options exercised (23,647 shares)	—	520	—	—	—	520
Dividends declared ($0.35 per share)	—	—	—	(2,103)	—	(2,103)
Dividend reinvestment plan (1,051 shares)	—	37	—	(37)	—	—
Stock-based compensation expense	—	348	—	—	—	348
Balance, June 30, 2026	$—	$123,893	$(9,034)	$170,424	$(5,360)	$279,923

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	stock	Capital	Stock	Earnings	Loss	Total
Six Months Ended June 30, 2026 and 2025
Balance, January 1, 2025	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income	—	—	—	6,066	—	6,066
Other comprehensive income	—	—	—	—	1,898	1,898
Treasury stock repurchases (178,653 shares)	—	—	(5,643)	—	—	(5,643)
Stock options exercised (71,300 shares)	—	1,342	—	—	—	1,342
Share redemption for tax withholding on restricted stock vesting	—	(227)	—	—	—	(227)
Dividends declared $0.60 per share	—	—	—	(4,149)	—	(4,149)
Dividend reinvestment plan (2,066 shares)	—	64	—	(64)	—	—
Stock-based compensation expense	—	619	—	—	—	619
Balance, June 30, 2025	$—	$121,706	$(6,485)	$153,768	$(7,043)	$261,946
Balance, January 1, 2026	$—	$122,904	$(8,707)	$161,780	$(5,265)	$270,712
Net income	—	—	—	13,310	—	13,310
Other comprehensive loss	—	—	—	—	(95)	(95)
Treasury stock repurchases (9,250 shares)	—	—	(327)		—	(327)
Stock options exercised (25,147 shares)	—	561	—	—	—	561
Share redemption for tax withholding on restricted stock vesting	—	(246)	—	—	—	(246)
Dividends declared $0.70 per share	—	—	—	(4,593)	—	(4,593)
Dividend reinvestment plan (2,104 shares)	—	73	—	(73)	—	—
Stock-based compensation expense	—	601	—	—	—	601
Balance, June 30, 2026	$—	$123,893	$(9,034)	$170,424	$(5,360)	$279,923

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,310	$6,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	(509)	7,224
Depreciation and amortization of premises and equipment	917	894
Stock-based compensation expense	601	619
Amortization of premiums and accretion of discounts on securities, net	4	142
Accretion of net deferred loan fees and costs	(2,763)	(2,600)
Increase in cash surrender value of bank-owned life insurance	(1,024)	(965)
Deferred income tax expense (benefit)	(36)	743
Amortization of core deposit intangible	382	447
(Increase) decrease in accrued interest receivable and other assets	(121)	90
Decrease in accrued interest payable and other liabilities	(2,941)	(8,267)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,820	4,393
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(109,380)	(11,590)
Maturities, calls and principal repayments of securities available-for-sale	30,322	36,504
Maturities, calls and principal repayments of securities held-to-maturity	4	4
Decrease in loans, net of repayments	108,777	18,229
Purchase of loans	(60,855)	(45,800)
Purchases of premises and equipment	(1,099)	(451)
Exchange of bank-owned life insurance	—	2,798
Purchases of equity method investments	—	(670)
Redepmtions (purchases) of restricted bank stock	21	(741)
NET CASH USED IN INVESTMENT ACTIVITIES	(32,210)	(1,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(40,501)	(100,253)
Proceeds from overnight borrowings	—	10,000
Cash dividends	(4,593)	(4,149)
Share redemption for tax withholding on restricted stock vesting	(246)	(227)
Purchase of treasury stock	(327)	(5,643)
Proceeds from exercise of stock options	561	1,342
NET CASH USED IN FINANCING ACTIVITIES	(45,106)	(98,930)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,496)	(96,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,686	117,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,190	$21,094
SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$25,690	$34,230
Income taxes paid	$3,938	$2,694
Increase in ROU leases	$860	$—

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

The Bank of Princeton (the “Bank”) was incorporated on March 5, 2007, under the laws of the State of New Jersey and is a New Jersey state-chartered banking institution. The Bank was granted its bank charter on April 17, 2007, commenced operations on April 23, 2007, and is a full-service bank providing personal and business lending and deposit services. As a state-chartered bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The area served by the Bank, through its 36 branches, is generally an area within an approximate 50-mile radius of Princeton, NJ, including parts of Burlington, Camden, Gloucester, Hunterdon, Mercer, Middlesex, Ocean, and Somerset Counties in New Jersey, and additional areas in portions of Philadelphia, Montgomery, and Bucks Counties in Pennsylvania. The Bank also has two retail branches and conducts loan origination activities in select areas of New York.

The Bank offers traditional retail banking services, one-to-four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit.

On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of June 30, 2026, the Company and its subsidiaries had 238 total employees and 237 full-time equivalent employees.

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

Management believes that the allowance for credit losses is adequate as of June 30, 2026. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.

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

ASU 2024-03, “Disaggregation of Income Statement Expenses,” requires the disclosure of further disaggregated detail of specific expense categories in the financial statement notes.. The amendments are effective for fiscal years beginning after December 15, 2026, are applied prospectively, and early adoption is permitted. The Company is currently evaluating the impact and does not expect adoption to have a material impact on its consolidated financial statements.

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 2 – Earnings Per Share (concluded)

The following schedule presents earnings per share data for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income applicable to common stock	$7,081	$688	$13,310	$6,066
Weighted average number of common shares outstanding	6,812	6,867	6,800	6,886
Basic earnings per share	$1.04	$0.10	$1.96	$0.88
Net income applicable to common stock	$7,081	$688	$13,310	$6,066
Weighted average number of common shares outstanding	6,812	6,867	6,800	6,886
Dilutive effect on common shares outstanding	11	29	16	43
Weighted average number of diluted common shares outstanding	6,823	6,896	6,816	6,929
Diluted earnings per share	$1.04	$0.10	$1.95	$0.88

Restricted stock units and options to purchase 150,354 shares of common stock at a weighted average exercise price of $32.17 were included in the computation of diluted earnings per share for the three and six months ended June 30, 2026. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at June 30, 2026.

Restricted stock units and options to purchase 210,698 shares of common stock at a weighted average exercise price of $26.02 were included in the computation of diluted earnings per share for the three and six months ended June 30, 2025. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at June 30, 2025.

Note 3 – Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale at June 30, 2026 and December 31, 2025 with gross unrealized gains and losses therein:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$213,855	$1,224	$(5,508)	$209,571
U.S. government agency securities	11,260	—	(832)	10,428
Obligations of state and political subdivisions	40,957	4	(2,376)	38,585
Small business association (SBA) securities	931	4	(2)	933
U.S. treasury securities	1,975	—	(1)	1,974
Total	$268,978	$1,232	$(8,719)	$261,491

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

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale at June 30, 2026 and December 31, 2025 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2026
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$72,023	$(358)	$27,828	$(5,150)	$99,851	$(5,508)
U.S. government agency securities	4,956	(44)	5,472	(788)	10,428	(832)
Obligations of state and political subdivisions	8,322	(56)	25,062	(2,320)	33,384	(2,376)
Small business association (SBA) securities	187	(1)	99	(1)	286	(2)
U.S. Treasuries	1,974	(1)	—	—	1,974	(1)
Total	$87,462	$(460)	$58,461	$(8,259)	$145,923	$(8,719)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2025
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$22,206	$(52)	$29,492	$(5,029)	$51,698	$(5,081)
U.S. government agency securities	—	—	5,510	(750)	5,510	(750)
Obligations of state and political subdivisions	1,901	(3)	31,025	(2,230)	32,926	(2,233)
Small business association (SBA) securities	381	—	223	(1)	604	(1)
	$24,488	$(55)	$66,250	$(8,010)	$90,738	$(8,065)

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

The amortized cost and fair value of securities available-for-sale at June 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$3,975	$3,964
Due after one year through five years	9,935	9,807
Due after five years through ten years	40,160	37,201
Due after ten years	1,053	948
Mortgage-backed securities (GSEs)	213,855	209,571
	$268,978	$261,491

The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale. The Company did not have an allowance for credit losses on its investment securities available-for-sale as of June 30, 2026 or 2025.

The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S. guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at June 30, 2026. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor’s. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of June 30, 2026.

At June 30, 2026, the Company’s available-for-sale securities portfolio consisted of approximately 279 securities, of which 134 available-for-sale securities were in an unrealized loss position for more than twelve months and 51 available-for-sale securities were in an unrealized loss position for less than twelve months. The available-for-sale securities in an unrealized loss position for more than twelve months consisted of 81 municipal securities aggregating $25.1 million with a loss of $2.3 million, 48 mortgage-backed securities-GSE aggregating $28.8 million with a loss of $5.2 million, 4 agency securities aggregating $5.4 million with a loss of $787 thousand and 1 SBA security aggregating $218 thousand with a loss of $1 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Accrued interest receivable on investment securities represents interest earned but not yet collected on the Company’s available-for-sale and held-to-maturity securities portfolios. Accrued interest receivable related to investments, at June 30, 2026 and December 31, 2025 was $1.5 million and $1.1 million, respectively. Accrued interest receivable is generally written off when collection of the underlying interest is deemed uncollectible, which typically occurs when the related security is placed on nonaccrual status. When a security is placed on nonaccrual, previously accrued but uncollected interest is reversed from interest income. There were no investment securities on nonaccrual status and no write-offs of accrued interest receivable for the three-month period ended June 30, 2026 and for the year ended December 31, 2025.

There are no securities pledged as of June 30, 2026 and December 31, 2025.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable

Loans receivable, net at June 30, 2026 and December 31, 2025 were comprised of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate	$1,273,815	$1,343,531
Commercial and industrial	76,570	76,557
Construction	194,188	209,483
Residential first-lien mortgage	178,954	163,813
Home equity/consumer	50,754	25,359
Total loans	1,774,281	1,818,743
Deferred fees and costs, net	(2,781)	(2,327)
Loans, net	$1,771,500	$1,816,416

The Company purchased $33.7 million in residential loans and $27.1 million in consumer loans during the six months ended June 30, 2026. The Company purchased $108.2 million in residential loans and $8.7 million in consumer loans during the twelve months ended December 31, 2025.

The Company uses the discounted cash flow ("DCF") methodology in determining the allowance for credit losses (“ACL”), which projects future losses, based on historical and peer loss data. Qualitative adjustments to the DCF methodology include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended June 30, 2026.

The following table presents the components of the allowance for credit losses:

	June 30, 2026	December 31, 2025
	(In thousands)
Allowance for credit losses - loans	$(19,963)	$(20,325)
Allowance for credit losses - off balance sheet	(494)	(399)
	$(20,457)	$(20,724)

The following table presents nonaccrual loans by segment of the loan portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
	(In thousands)
Commercial real estate	$—	$15,562	$—	$15,229
Commercial and industrial	—	325	—	1,257
Construction	—	—	—	92
Residential first-lien mortgage	—	433	—	—
Home equity/consumer	—	—	—	—
Total nonaccrual loans	$—	$16,320	$—	$16,578

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days past due, or earlier, when the ability to collect principal and interest according to the contractual terms is in doubt. During the six months ended June 30, 2026, the Company wrote off $508 thousand in accrued interest receivable for loans, compared to $675 thousand for the six months ended June 30, 2025. Accrued interest receivable related to loans, at June 30, 2026 and December 31, 2025, was $6.1 million and $6.7 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of June 30, 2026:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$7,445	$—	$15,562	$23,007	$1,250,808	$1,273,815	$—
Commercial and industrial	356	257	325	938	75,632	76,570	—
Construction	—	—	—	—	194,188	194,188	—
Residential first-lien mortgage	1,416	362	433	2,211	176,743	178,954	—
Home equity/consumer	480	—	—	480	50,274	50,754	—
Total	$9,697	$619	$16,320	$26,636	$1,747,645	$1,774,281	$—

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$7,523	$—	$15,229	$22,752	$1,320,779	$1,343,531	$—
Commercial and industrial	15	273	302	590	75,967	76,557	—
Construction	—	—	—	—	209,483	209,483	—
Residential first-lien mortgage	370	—	18	388	163,425	163,813	—
Home equity/consumer	180	—	—	180	25,179	25,359	—
Total	$8,088	$273	$15,549	$23,910	$1,794,833	$1,818,743	$—

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of June 30, 2026. Gross charge-offs are included for the six months ended June 30, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$22,350	$57,795	$106,091	$157,266	$271,311	$628,375	$5,806	$1,248,994
Special mention	—	—	—	—	1,056	8,203	—	9,259
Substandard	—	—	—	—	—	15,562	—	15,562
Total commercial real estate	22,350	57,795	106,091	157,266	272,367	652,140	5,806	1,273,815
Current period gross charge-offs	—	—	—	—	—	14	—	14
Commercial and industrial
Pass	4,910	8,101	807	6,321	14,531	21,852	19,228	75,750
Special mention	—	—	—	—	—	495	—	495
Substandard	—	—	—	—	—	325	—	325
Total commercial and industrial	4,910	8,101	807	6,321	14,531	22,672	19,228	76,570
Current period gross charge-offs	—	—	—	—	—	4	—	4
Construction
Pass	20,207	5,000	22,125	1,848	1,360	21,070	122,430	194,040
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	148
Total construction	20,207	5,000	22,125	1,848	1,360	21,218	122,430	194,188
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential first-lien mortgage
Performing	9,957	34,648	54,652	23,446	6,235	49,583	—	178,521
Nonperforming	—	—	—	—	—	433	—	433
Total residential first-lien mortgage	9,957	34,648	54,652	23,446	6,235	50,016	—	178,954
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity/consumer
Performing	26,506	8,273	1,001	1,652	1,206	1,164	10,952	50,754
Nonperforming	—	—	—	—	—	—	—	—
Total home equity/consumer	26,506	8,273	1,001	1,652	1,206	1,164	10,952	50,754
Current period gross charge-offs	—	—	—	—	—	—	—	—
Total
Pass	83,930	113,817	184,676	190,533	294,643	722,044	158,416	1,748,059
Special mention	—	—	—	—	1,056	8,698	—	9,754
Substandard	—	—	—	—	—	16,468	—	16,468
Total loans	$83,930	$113,817	$184,676	$190,533	$295,699	$747,210	$158,416	$1,774,281

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of December 31, 2025. Gross charge-offs are included for the year ended December 31, 2025.

	2025	2024	2023	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$63,586	$128,257	$161,317	$299,041	$129,951	$529,896	$5,962	$1,318,010
Special mention	—	—	—	—	—	9,429	—	9,429
Substandard	—	—	—	—	—	16,092	—	16,092
Total commercial real estate	63,586	128,257	161,317	299,041	129,951	555,417	5,962	1,343,531
Current period gross charge-offs	—	—	—	—	—	10,181	—	10,181
Commercial and industrial
Pass	8,251	1,077	6,197	8,958	11,074	15,706	23,532	74,795
Special mention	—	—	—	—	—	505	—	505
Substandard	—	—	—	—	—	1,257	—	1,257
Total commercial and industrial	8,251	1,077	6,197	8,958	11,074	17,468	23,532	76,557
Current period gross charge-offs	—	—	—	—	—	99	—	99
Construction
Pass	5,000	17,070	—	9,290	55,582	—	122,541	209,483
Total construction	5,000	17,070	—	9,290	55,582	—	122,541	209,483
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential first-lien mortgage
Performing	28,071	58,909	17,605	6,408	5,903	46,825	—	163,721
Nonperforming	—	—	—	—	—	92	—	92
Total residential first-lien mortgage	28,071	58,909	17,605	6,408	5,903	46,917	—	163,813
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity/consumer
Performing	9,726	1,045	899	1,203	1,050	442	10,989	25,354
Nonperforming	—	—	—	—	—	5	—	5
Total home equity/consumer	9,726	1,045	899	1,203	1,050	447	10,989	25,359
Current period gross charge-offs	—	—	—	—	—	—	—	—
Total
Pass	114,634	206,358	186,018	324,900	203,560	592,869	163,024	1,791,363
Special mention	—	—	—	—	—	9,934	—	9,934
Substandard	—	—	—	—	—	17,446	—	17,446
Total loans	$114,634	$206,358	$186,018	$324,900	$203,560	$620,249	$163,024	$1,818,743

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended June 30, 2026:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,437	$911	$364	$2,000	$321	20,033
Provision (reversal)[1]	(244)	(303)	33	42	158	(314)
Charge-offs	—	(4)	—	—	—	(4)
Recoveries	2	246	—	—	—	248
Total	$16,195	$850	$397	$2,042	$479	$19,963

1.
The reversal of credit losses on the Consolidated Statement of Income is $353 thousand comprising of a decrease of $314 thousand to the allowance for credit losses on loans and a $39 thousand decrease to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the six months ended June 30, 2026:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,848	$900	$376	$2,004	$197	$20,325
Provision (reversal)[1]	(643)	(302)	21	38	282	(604)
Charge-offs	(14)	(4)	—	—	—	(18)
Recoveries	4	256	—	—	—	260
Total	$16,195	$850	$397	$2,042	$479	$19,963

1.
The reversal of credit losses on the Consolidated Statement of Income is $509 thousand comprising of a decrease of $604 thousand to the allowance for credit losses on loans and a $95 thousand increase to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the three months ended June 30, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,981	$1,104	$400	$1,288	$169	$23,942
Provision (reversal)[1]	7,013	(155)	29	70	(8)	6,949
Charge-offs	(9,950)	1	—	—	—	(9,949)
Recoveries	6	66	—	—	—	72
Total	$18,050	$1,016	$429	$1,358	$161	$21,014

1.
The provision for credit losses on the Consolidated Statement of Income is $7.0 million comprising of an increase of $6.9 million to the allowance for credit losses on loans and a $7 thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the allowance for credit losses on loans receivable at and for the six months ended June 30, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$20,821	$1,173	$609	$893	$161	$23,657
Provision (reversal)[1]	7,162	(273)	(180)	465	—	7,174
Charge-offs	(9,950)	(83)	—	—	—	(10,033)
Recoveries	17	199	—	—	—	216
Total	$18,050	$1,016	$429	$1,358	$161	$21,014

1.
The provision for credit losses on the Consolidated Statement of Income is $7.2 million comprising of an increase of $7.1 million to the allowance for credit losses on loans and a $50 thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

As of June 30, 2026, the Company had nine loans totaling $16.3 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $16.0 million were individually evaluated collateral dependent loans and one loan for $325 thousand used present value of future cash flows to determine if a write down was needed. As of December 31, 2025, the Company had nine loans totaling $16.6 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $16.2 million were individually evaluated collateral dependent loans and one loan for $394 thousand used present value of future cash flows to determine if a write down was needed.

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no previously modified loans that defaulted during the six months ended June 30, 2026, and the twelve-months ended December 31, 2025.

Note 5 – Deposits

The components of deposits were as follows:

	June 30, 2026		December 31, 2025
	(Dollars in thousands)
Demand, non-interest-bearing checking	$309,244	15.98%	$286,013	14.47%
Demand, interest-bearing checking	312,640	16.15%	333,533	16.88%
Savings	164,744	8.51%	167,735	8.49%
Money market	521,309	26.93%	464,205	23.49%
Time deposits, $250,000 and over	236,109	12.20%	289,738	14.66%
Time deposits, other	391,646	20.23%	434,969	22.01%
	$1,935,692	100.00%	$1,976,193	100.00%

Note 6 – Borrowings

The Company had no outstanding borrowings at June 30, 2026 and December 31, 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2026
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$209,571	$—	$209,571
U.S. government agency securities	—	10,428	—	10,428
Obligations of state and political subdivisions	—	38,585	—	38,585
Small Business Association (SBA) securities	—	933	—	933
U.S. treasury securities	1,974	—	—	1,974
Mortgage servicing rights	—	537	—	537

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

There were no liabilities measured at fair value on a recurring basis, at June 30, 2026 or December 31, 2025.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no assets measured at fair value on a nonrecurring basis at June 30, 2026 or December 31, 2025.

There were no transfers between fair value hierarchy levels during the six months ended June 30, 2026 or for the year ended December 31, 2025. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at June 30, 2026 are as follows:

	June 30, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$66,190	$66,190	$66,190	$—	$—
Securities available-for-sale at fair value	261,491	261,491	1,974	259,517	—
Securities held-to-maturity	149	150	—	150	—
Loans receivable, net	1,751,537	1,808,820	—	—	1,808,820
Restricted investments in bank stock	2,345	2,345	—	2,345	—
Accrued interest receivable	7,530	7,530	—	7,530	—
Equity method investments	12,319	12,319	—	7,520	4,799
Mortgage servicing rights	537	537	—	537	—
Financial Liabilities:
Deposits	$1,935,692	1,847,319	$—	$1,847,319	$—
Accrued interest payable	6,668	6,668	—	6,668	—

The carrying amounts and estimated fair value of financial instruments at December 31, 2025 are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$135,686	$135,686	$135,686	$—	$—
Securities available-for-sale at fair value	182,569	182,569	2,953	179,616	—
Securities held-to-maturity	153	154	—	154	—
Loans receivable, net	1,796,091	1,844,992	—	—	1,844,992
Restricted investments in bank stock	2,366	2,366	—	2,366	—
Accrued interest receivable	7,797	7,797	—	7,797	—
Equity method investments	11,832	11,832	—	7,520	4,312
Mortgage servicing rights	622	622	—	622	—
Financial Liabilities:
Deposits	$1,976,193	1,904,904	$—	$1,904,904	$—
Accrued interest payable	8,529	8,529	—	8,529	—

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

The following table represents the classification of the Company’s right of use asset and lease liability.

	Statement of Financial	Six Months Ended	Year Ended
	Condition Location	June 30, 2026	December 31, 2025
		(In thousands)
Operating Lease Right of Use Asset:
Gross carrying amount beginning of year		$20,121	$21,903
Increased asset from new leases		860	1,165
Accumulated amortization		(1,516)	(2,947)
Net book value	Operating lease right-of-use asset	$19,465	$20,121
Operating Lease Liability:
Lease liability	Operating lease liability	$20,534	$21,194

As of June 30, 2026, the weighted-average remaining lease terms for operating leases was 9.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.55%. The Company used Federal Home Loan Bank (“FHLB”) fixed rate advances or at the time the lease was placed in service for the term most closely aligning with remaining lease term.

Future minimum payments under operating leases with terms longer than 12 months are as follows at June 30, 2026 (in thousands):

Amount
(In thousands)
Twelve months ended June 30,
2027	$3,758
2028	3,524
2029	3,191
2030	2,851
2031	2,285
Thereafter	11,190
Total future operating lease payment	26,799
Amounts representing interest	(6,265)
Present value of net future lease payments	$20,534

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$1,044	$1,015	$2,084	$2,040
Short-term lease cost	46	10	84	77
Total lease cost	$1,090	$1,025	$2,168	$2,117
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$968	$947	$1,932	$1,887

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

ASC Topic 350-20 guidance requires an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a Reporting Unit is less than its carrying amount, including goodwill. A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not more likely than not (less than 50% probability) that the fair value of the Reporting Unit is less than the Carrying Value, then the Company does not have to perform a quantitative test and goodwill can be considered not impaired. After performing the qualitative factor test, the result was the Company determined that a quantitative test would be performed at May 31, 2026, primarily due to the Company’s common stock trading at 80.0% of book value. This was a possible indication that a goodwill impairment may exist. The result of this quantitative test indicates that fair value is greater than book value and that no Reporting Unit goodwill impairment exists. Management noted no events or changes in circumstances subsequent to the May 31, 2026 annual impairment assessment that would indicate a potential impairment of goodwill.

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2025	$14,381	$2,776
Amortization expense	—	(382)
Balance at June 30, 2026	$14,381	$2,394

As of June 30, 2026, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

Amount
(In thousands)
2026	335
2027	587
2028	457
2029	320
2030	245
Thereafter	450
Total	$2,394

Note 10 – Subsequent Events

On July 22, 2026, the Board of Directors declared a cash dividend of $0.35 per share of common stock to shareholders of record on August 5, 2026, payable on August 28, 2026.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the global impact of foreign military conflicts, the potential impact of any future Federal budget stalemates in Congress, higher tariffs imposed by the Trump administration, higher inflation levels, and general economic and recessionary concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; the timing and nature of the regulatory response to any applications filed by the Company and the Bank; developments in technology, such as artificial intelligence, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our customers' expectations for convenience and security; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Company and the Bank.

Executive Overview

The Company is the holding company for The Bank of Princeton (the “Bank”), a community bank founded in 2007. The Bank is a New Jersey state-chartered commercial bank with 29 branches in New Jersey, including three in Princeton and others in Bordentown, Browns Mills, Burlington, Chesterfield, Cherry Hill, Cranbury, Cream Ridge, Deptford, Fort Lee, Hamilton, Kingston, Lakewood, Lambertville, Lawrenceville, Medford, Monroe, Moorestown, New Brunswick, Palisades Park, Pennington, Piscataway, Princeton Junction, Quakerbridge, Sicklerville, Voorhees, and Woodbury. There are also five branches in the Philadelphia, Pennsylvania area and two in the New York City metropolitan area. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”).

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

Economy

Economic conditions during the second quarter of 2026 remained mixed, characterized by moderating growth, resilient labor markets, and inflation trending downward but still modestly above the target of the Federal Reserve. Consumer spending continued to support economic activity but showed signs of softening amid elevated interest rates and reduced excess savings, while business investment remained constrained by tighter financial conditions. The Federal Reserve maintained a restrictive monetary policy stance during the quarter, contributing to higher borrowing costs, modest tightening in credit availability, and continued pressure on interest-sensitive sectors, including commercial real estate. Looking ahead, economic conditions remain uncertain, with risks dependent on the trajectory of inflation, labor market conditions, and the timing of potential monetary policy adjustments.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

General

Total assets were $2.25 billion at June 30, 2026, a decrease of $34.1 million, or 1.49% when compared to $2.29 billion at the end of 2025. The primary reasons for the decrease in total assets were related to decreases in cash and cash equivalents of $69.5 million and in loans of $44.9 million, partially offset by an increase in investment securities of $78.9 million.

Cash and cash equivalents

Cash and cash equivalents decreased $69.5 million, or 51.2%, to $66.2 million at June 30, 2026 compared to December 31, 2025.

Investment securities

Total available-for-sale investment securities increased $78.9 million, or 43.2%, to $261.5 million at June 30, 2026 compared to December 31, 2025. This increase was related to the purchase of $109.4 million in mortgage-backed securities of U.S. government sponsored enterprises, partially offset by payoffs of mortgage-backed securities of U.S. government sponsored enterprises and U.S government agency securities during the six months ended June 30, 2026.

Loans

Loans, net of deferred loan fees and costs, decreased $44.9 million, or 2.47%, to $1.77 billion at June 30, 2026 compared to December 31, 2025. The decrease in the Company’s net loans consisted of decreases of $69.7 million in commercial real estate loans and $15.3 million in construction loans, partially offset by increases of $25.4 million in home equity and consumer loans and $15.1 million in residential mortgages.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.27 billion or 71.8% of total loans of $1.77 billion at June 30, 2026. There were 705 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.16 billion or 92.1% of the CRE portfolio and less than 80% for $1.26 billion or 99.6% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	June 30, 2026			December 31, 2025
	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	487,205	38.2%	52.4%	505,267	37.6%	52.5%
Owner Occupied	362,382	28.5%	34.9%	394,281	29.3%	34.9%
Land	23,368	1.8%	88.8%	27,514	2.1%	70.7%
Non Owner Occupied
Retail	106,015	8.3%	40.6%	108,367	8.1%	41.0%
Office Building	84,682	6.7%	41.6%	93,027	6.9%	42.4%
Industrial/Warehousing	74,041	5.8%	43.7%	80,244	6.0%	44.5%
Mixed Use	50,833	4.0%	41.9%	44,198	3.3%	41.4%
Restaurants	16,647	1.3%	35.4%	20,284	1.5%	38.0%
Healthcare	9,598	0.8%	49.7%	9,829	0.7%	50.9%
Other	59,044	4.6%	41.6%	60,520	4.5%	43.0%
Total non owner occupied	400,860	31.5%		416,469	31.0%
Total Commercial Real Estate	1,273,815	100.0%		1,343,531	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	June 30, 2026		December 31, 2025
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	605,188	47.5%	629,314	46.8%
New Jersey	493,483	38.7%	504,206	37.5%
Pennsylvania	157,787	12.4%	186,268	13.9%
Other	17,357	1.4%	23,743	1.8%
	1,273,815	100.00%	1,343,531	100.00%

For the three and six months ended June 30, 2026, charge-offs were $4 thousand and $18 thousand and recoveries were $248 thousand and $261 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.13% at June 30, 2026 and 1.12% at December 31, 2025.

At June 30, 2026, non-performing assets remained steady at $16.3 million, compared to $16.6 million at December 31, 2025. Non-performing assets as a percentage of total loans, net of deferred fees and costs, remained steady at 0.92% at June 30, 2026 compared to 0.91% at December 31, 2025.

Deposits

Total deposits on June 30, 2026, decreased $40.5 million, or 2.05%, when compared to December 31, 2025. The decrease in the Company’s deposits consisted primarily of decreases in certificates of deposit of $97.0 million, interest-bearing checking deposits of $20.9 million, and savings deposits of $3.0 million, partially offset by increases in money market deposits of $57.1 million, and non-interest checking deposits of $23.2 million. On balance sheet liquidity remains strong at June 30, 2026.

At June 30, 2026, the Company had approximately $666.0 million in uninsured deposits, consisting of $80.3 million in non-interest-bearing demand deposits, $230.1 million in interest-bearing demand deposits, $227.7 million in money market accounts, $25.8 million in savings deposits and $102.1 million in certificates of deposits.

Borrowings

The Company had no outstanding borrowings at June 30, 2026 and December 31, 2025.

Stockholders’ equity

Total stockholders’ equity at June 30, 2026 increased $9.2 million, or 3.40%, when compared to December 31, 2025. The increase was primarily due to an increase in retained earnings of $8.7 million (which consisted of $13.3 million in net income, partially offset by $4.6 million of cash dividends recorded during the period), and an increase in paid-in capital of $989 thousand. The ratio of equity to total assets at June 30, 2026 and December 31, 2025 was 12.4% and 11.9%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. The Company maintained a $100.0 million letter of credit with the FHLB supporting municipal deposits as of June 30, 2026. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $523.5 million as of June 30, 2026.

As of June 30, 2026, the Bank was eligible to use the Federal Reserve discount window for borrowings, based on assets pledged as collateral as of the applicable date. As of June 30, 2026, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of June 30, 2026, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at June 30, 2026.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At June 30, 2026, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of June 30, 2026, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at June 30, 2026 and December 31, 2025 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2026:
Total capital (to risk-weighted assets)	$281,209	14.67%	$201,332	10.50%	$191,745	10.00%
Tier 1 capital (to risk-weighted assets)	$260,752	13.60%	$162,983	8.50%	$153,396	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$260,752	13.60%	$134,221	7.00%	$124,634	6.50%
Tier 1 leverage capital (to average assets)	$260,752	11.69%	$144,938	6.50%	$111,491	5.00%
December 31, 2025:
Total capital (to risk-weighted assets)	$271,337	13.99%	$203,588	10.50%	$193,894	10.00%
Tier 1 capital (to risk-weighted assets)	$251,012	12.95%	$164,810	8.50%	$155,115	8.00%
Common equity tier 1 capital (to risk- weighted assets)	$251,012	12.95%	$135,726	7.00%	$126,031	6.50%
Tier 1 leverage capital (to average assets)	$251,012	11.13%	$146,646	6.50%	$112,805	5.00%

Comparison of Operating Results for the three months ended June 30, 2026 and 2025

General

The Company reported net income of $7.1 million, or $1.04 per diluted common share, for the three months ended June 30, 2026, compared to $688 thousand, or $0.10 per diluted common share for the same period in 2025. The increase in net income for the second quarter of 2026 when compared to the second quarter of 2025 was primarily due to a decrease in the provision for credit losses of $7.3 million, an increase in net interest income of $1.2 million, and an increase in non-interest income of $185 thousand, partially offset by increases of $2.2 million in income tax expenses and $137 thousand in non-interest expense.

Interest income

Interest income decreased $1.1 million for the three months ended June 30, 2026, compared to the same period in 2025. Interest income on loans decreased $939 thousand due to a decrease of $50.4 million in the average balance of loans, and a decrease of 3 basis points on the yield on loans. Interest on taxable available-for-sale securities decreased $466 thousand due to a $39.5 million decrease in the average balance of taxable available-for-sale securities. Other interest and dividend income increased $320 thousand due to an increase of $43.5 million in average balances, partially offset by a decrease of 77 basis points in the yield.

Interest expense

Interest expense decreased $2.3 million to $11.6 million for the three months ended June 30, 2026, compared to the same period in 2025. Interest expense decreased primarily due to a decrease of $68.8 million in the average balance of interest-bearing deposits and a decrease of 43 basis points in the rate paid on interest-bearing deposits over the same prior year period.

Provision for credit losses

The Company recorded a reversal of credit losses of $353 thousand during the three months ended June 30, 2026, which consisted of a $314 thousand decrease recorded to the allowance of credit losses on loans, and a decrease to the provision for credit losses of $39 thousand related to unfunded commitments, which are recorded in other liabilities on the Company’s statements of financial condition. This reversal represented a decrease in the provision for credit losses of $7.3 million from the three-months ended June 30, 2025. There were charge-offs of $4 thousand recorded, and recoveries were $248 thousand, for the three months ended June 30, 2026.

Non-interest income

Total non-interest income was $2.4 million for the three months ended June 30, 2026, an increase of $185 thousand or 8.2% when compared to the same prior year period. The increase over the prior year’s second quarter was primarily due to an increase in loan fees of $205 thousand, and in fees and service charges of $46 thousand, partially offset by a decrease in other non-interest income of $88 thousand.

Non-interest expense

Total non-interest expense was $13.6 million for the three months ended June 30, 2026, an increase of $137 thousand or 1.0% when compared to the same prior year period. This increase was primarily related to increases in professional fees of $253 thousand, occupancy and equipment expense of $105 thousand, and salaries and employee benefits expense of $60 thousand, partially offset by decreases in federal deposit insurance expense of $115 thousand, office expense of $102 thousand, and other non-interest expense of $53 thousand.

Provision for income taxes

For the three months ended June 30, 2026, the Company recorded an income tax expense of $2.1 million, resulting in an effective tax rate of 22.9%, compared to an income tax benefit of ($92) thousand resulting in an effective tax rate of (15.4%) for the three months ended June 30, 2025.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the three-month period indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates. Average loan receivables balances include non-accrual loans. Average yields have been annualized. Tax-exempt incomes and yields have not been adjusted to a tax-equivalent basis.

	Three Months Ended June 30,
	2026			2025			Change 2026 vs 2025
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,795,516	$28,681	6.41%	$1,845,920	$29,620	6.44%	$(50,404)	(0.03)%
Securities
Taxable available-for-sale	155,641	1,833	4.71%	195,152	2,298	4.71%	(39,511)	(0.00)%
Tax exempt available-for-sale	38,806	264	2.72%	39,025	279	2.86%	(219)	(0.14)%
Held-to-maturity	150	2	5.33%	158	2	5.06%	(8)	0.27%
Federal funds sold	8,817	81	3.66%	34,201	377	4.42%	(25,384)	(0.76)%
Other interest earning-assets	83,676	795	3.82%	14,790	180	4.88%	68,886	(1.06)%
Total interest-earning assets	2,082,606	$31,656	6.10%	2,129,246	$32,756	6.17%	(46,640)	(0.07)%
Other non-earnings assets	167,339			165,803			1,536
Total assets	$2,249,945			$2,295,049			$(45,104)
Interest-bearing liabilities
Demand	$323,266	$1,641	2.04%	$314,336	$1,567	2.00%	$8,930	0.04%
Savings	165,712	853	2.07%	170,644	975	2.29%	(4,932)	(0.22)%
Money markets	495,284	3,602	2.92%	464,917	3,636	3.14%	30,367	(0.22)%
Certificates of deposit	644,658	5,520	3.43%	747,773	7,755	4.16%	(103,115)	(0.73)%
Total deposit	1,628,920	11,616	2.86%	1,697,670	13,933	3.29%	(68,750)	(0.43)%
Borrowings	—	—	N/A	1,259	13	4.14%	(1,259)	N/A
Total interest-bearing liabilities	1,628,920	$11,616	2.86%	1,698,929	$13,946	3.29%	(70,009)	(0.43)%
Non-interest-bearing deposits	306,096			288,608			17,488
Other liabilities	39,252			42,634			(3,382)
Total liabilities	1,974,268			2,030,171			(55,903)
Stockholders’ equity	275,677			264,878			10,799
Total liabilities and stockholder’s equity	$2,249,945			$2,295,049			$(45,104)
Net interest-earnings assets	$453,686			$430,317			$23,369
Net interest income; interest rate spread		$20,040	3.24%		$18,810	2.88%	$1,230	0.36%
Net interest margin			3.86%			3.54%		0.32%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30, 2026 vs. 2025 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(137)	$(802)	$(939)
Securities available-for-sale
Taxable	—	(466)	(466)
Tax-exempt	(13)	(2)	(15)
Securities held-to-maturity	—	—	—
Federal funds sold	(55)	(240)	(295)
Other interest and dividend income	(30)	645	615
Total interest and dividend income	$(235)	$(865)	$(1,100)
Interest expense
Demand	$29	$45	$74
Savings	(94)	(28)	(122)
Money markets	(414)	380	(34)
Certificates of deposit	(1,249)	(999)	(2,248)
Borrowings	—	—	—
Total interest expense	$(1,728)	$(602)	$(2,330)
Change in net interest income	$1,493	$(263)	$1,230

Comparison of Operating Results for the six months ended June 30, 2026 and 2025

General

The Company reported net income of $13.3 million, or $1.95 per diluted common share, for the six months ended June 30, 2026, compared to a net income of $6.1 million, or $0.88 per diluted common share, for the six months ended June 30, 2025. The increase in net income was primarily due to a decrease of $7.7 million in the provision for credit losses, an increase in net interest income of $1.3 million, an increase in non-interest income of $446 thousand, and a decrease in non-interest expense of $240 thousand, partially offset by an increase in income tax expense of $2.5 million, when compared to the prior year period.

Interest income

Interest income decreased $3.3 million for the six months ended June 30, 2026, compared to the same period in 2025. Interest income on loans decreased $2.5 million due to a decrease of $50.8 million in the average balance of loans, and a decrease of 9 basis points on the yield on loans. Interest on taxable available-for-sale securities decreased $1.6 million due to a 28 basis point decrease in yield and a $55.3 million decrease in the average balance of taxable available-for-sale securities. Other interest and dividend income increased $761 thousand due to an increase of $52.6 million in average balances, partially offset by a decrease of 76 basis points in the yield.

Interest expense

Interest expense decreased $4.7 million to $23.8 million for the six months ended June 30, 2026, compared to the same period in 2025. Interest expense decreased primarily due to a decrease of $69.1 million in the average balance of interest-bearing deposits and a decrease of 43 basis points in the rate paid on interest-bearing deposits, over the same prior year period.

Provision for credit losses

The Company recorded a reversal of credit losses of $509 thousand during the six months ended June 30, 2026, and recorded a $7.2 million provision for credit losses for the six-month period ended June 30, 2025. The decrease for the six-month period ended June 30, 2026, compared with the same prior year period, is primarily associated with a charge-off recorded during the prior period, in the amount of $9.9 million, which included a $2.4 million specific reserve that had previously been reserved in the allowance for credit losses. There were charge-offs of $18 thousand recorded, and recoveries were $261 thousand, for the six months ended June 30, 2026.

Non-interest income

Total non-interest income was $4.9 million for the six months ended June 30, 2026, an increase of $446 thousand or 10.0% when compared to the same prior year period. The increase over the prior year period was primarily due to increases in other non-interest income of $215 thousand, an increase in fees and service charges of $115 thousand, an increase in income from bank-owned life insurance of $58 thousand, and an increase in loan fees of $58 thousand.

Non-interest expense

Total non-interest expense was $27.1 million for the six months ended June 30, 2026 , a decrease of $240 thousand or 0.9% when compared to the same prior year period. This decrease was primarily related to a decrease in federal deposit insurance expense of $348 thousand, a decrease in other non-interest expense of $123 thousand, and a decrease in salaries and employees benefits of $87 thousand, partially offset by an increase in professional fees of $252 thousand.

Provision for income taxes

For the six months ended June 30, 2026, the Company recorded an income tax expense of $3.9 million, resulting in an effective tax rate of 22.8%, compared to an income tax expense of $1.4 million resulting in an effective tax rate of 18.9% for the six months ended June 30, 2025.

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

	Six Months Ended June 30,
	2026			2025			Change 2026 vs 2025
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,797,846	$56,747	6.37%	$1,848,664	$59,244	6.46%	$(50,818)	(0.09)%
Securities
Taxable available-for-sale	144,254	3,351	4.65%	199,548	4,914	4.93%	(55,294)	(0.28)%
Tax exempt available-for-sale	39,427	538	2.73%	39,499	563	2.85%	(72)	(0.12)%
Held-to-maturity	151	4	5.33%	159	4	5.03%	(8)	0.30%
Federal funds sold	38,451	709	3.72%	43,705	959	4.42%	(5,254)	(0.70)%
Other interest earning-assets	73,246	1,378	3.80%	15,406	367	4.80%	57,840	(1.00)%
Total interest-earning assets	2,093,375	$62,727	6.04%	2,146,981	$66,051	6.20%	(53,606)	(0.16)%
Other non-earnings assets	165,963			168,359			(2,396)
Total assets	$2,259,338			$2,315,340			$(56,002)
Interest-bearing liabilities
Demand	$326,550	$3,294	2.03%	$319,777	$3,124	1.97%	$6,773	0.06%
Savings	167,257	1,739	2.10%	171,022	1,923	2.27%	(3,765)	(0.17)%
Money markets	482,882	7,000	2.92%	470,596	7,274	3.12%	12,286	(0.20)%
Certificates of deposit	672,367	11,796	3.54%	756,808	16,150	4.30%	(84,441)	(0.76)%
Total deposit	1,649,056	23,829	2.91%	1,718,203	28,471	3.34%	(69,147)	(0.43)%
Borrowings	—	—	N/A	639	13	4.10%	(639)	N/A
Total interest-bearing liabilities	1,649,056	$23,829	2.91%	1,718,842	$28,484	3.34%	(69,786)	(0.43)%
Non-interest-bearing deposits	297,587			288,060			9,527
Other liabilities	38,688			43,979			(5,291)
Total liabilities	1,985,331			2,050,881			(65,550)
Stockholders’ equity	274,007			264,459			9,548
Total liabilities and stockholder’s equity	$2,259,338			$2,315,340			$(56,002)
Net interest-earnings assets	$444,319			$428,138			$16,180
Net interest income; interest rate spread		$38,898	3.13%		$37,567	2.86%	$1,331	0.27%
Net interest margin			3.75%			3.53%		0.22%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2026 vs. 2025 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(840)	$(1,657)	$(2,497)
Securities available-for-sale
Taxable	(269)	(1,294)	(1,563)
Tax-exempt	(24)	(1)	(25)
Securities held-to-maturity	—	—	—
Federal funds sold	(142)	(108)	(250)
Other interest and dividend income	(60)	1,071	1,011
Total interest and dividend income	$(1,335)	$(1,989)	$(3,324)
Interest expense:
Demand	$103	$67	$170
Savings	(143)	(41)	(184)
Money market	(468)	194	(274)
Certificates of deposit	(2,672)	(1,695)	(4,367)
Borrowings	—	—	—
Total interest expense	$(3,180)	$(1,475)	$(4,655)
Change in net interest income	$1,845	$(514)	$1,331

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

The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2026, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2026, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
	(In thousands)
Interest-earning assets: (1)
Investment securities	$26,210	$50,114	$62,117	$35,398	$95,354	$(7,553)	$261,640
Loans receivable	362,646	289,196	632,958	357,716	151,728	(22,744)	1,771,500
Other interest-earnings assets (2)	51,806	—	—	—	—	—	51,806
Total interest-earning assets	$440,662	$339,310	$695,075	$393,114	$247,082	$(30,297)	$2,084,946
Interest-bearing liabilities:
Checking and savings accounts	$477,384	$—	$—	$—	$—	$—	$477,384
Money market accounts	521,309	—	—	—	—	—	521,309
Certificate accounts	315,014	288,268	21,783	2,690	—	—	627,755
Borrowings	—	—	—	—	—	—	—
Total interest-bearing liabilities	$1,313,707	$288,268	$21,783	$2,690	$—	$—	$1,626,448
Interest-earning assets less interest-bearing liabilities	$(870,837)	$51,042	$673,292	$390,424	$247,082	$(30,297)	$460,706
Cumulative interest-rate sensitivity gap (3)	$(870,837)	$(819,795)	$(146,503)	$243,921	$491,003
Cumulative interest-rate gap as a percentage of total assets at
June 30, 2026	(38.69)%	(36.42)%	(6.51)%	10.84%	21.81%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2026	33.71%	48.83%	90.98%	115.00%	130.19%

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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2026, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
	(Dollars in thousands)
300	$354,619	$(33,778)	(8.70)%	16.59%	(0.51)
200	$372,284	$(16,113)	(4.15)%	17.06%	(0.04)
100	$383,842	$(4,555)	(1.17)%	17.24%	0.14
Static	$388,397	$—		17.10%
(100)	$394,153	$5,756	1.48%	17.00%	(0.10)
(200)	$394,038	$5,641	1.45%	16.65%	(0.45)
(300)	$397,720	$9,323	2.40%	16.41%	(0.69)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of June 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2026 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in FDIC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Princeton Bancorp, Inc.

Date: August 7, 2026	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)