Form 10-Q
period 2026-09-30
Princeton Bancorp, Inc.
filed 2026-11-06
CIK 1913971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2026, there were 6,814,076 outstanding shares of the issuer’s common stock, no par value.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$29,607	$17,038
Interest-earning bank balances	21,034	19,309
Due from Federal Reserve Bank	7,180	99,339
Total cash and cash equivalents	57,821	135,686
Securities available-for-sale, at fair value (amortized cost $262,575 and $189,924 at September 30, 2026 and December 31, 2025, respectively)	243,198	182,569
Securities held-to-maturity (fair value $142 and $154 at September 30, 2026 and December 31, 2025, respectively)	147	153
Loans receivable, net of deferred fees and costs	1,851,537	1,816,416
Less: allowance for credit losses for loans	(19,365)	(20,325)
Loan receivable, net	1,832,172	1,796,091
Bank-owned life insurance	72,436	70,888
Premises and equipment, net	15,873	16,900
Accrued interest receivable	7,726	7,797
Restricted investment in bank stock	2,339	2,366
Deferred taxes, net	19,684	16,857
Goodwill	14,381	14,381
Core deposit intangible	2,222	2,776
Operating lease right-of-use asset	18,695	20,121
Other assets	21,586	18,562
TOTAL ASSETS	$2,308,280	$2,285,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$309,100	$286,013
Interest-bearing	1,694,624	1,690,180
Total deposits	2,003,724	1,976,193
Accrued interest payable	5,171	8,529
Operating lease liability	19,761	21,194
Other liabilities	9,186	8,519
TOTAL LIABILITIES	2,037,842	2,014,435
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized and none outstanding at September 30, 2026 and at December 31, 2025	—	—
Common stock, no par value; 15,000,000 shares authorized, 7,100,002 shares issued and 6,814,076 outstanding at September 30, 2026; 7,042,206 shares issued and 6,765,530 outstanding at December 31, 2025	—	—
Paid-in capital	124,283	122,904
Treasury stock, at cost; 285,926 shares at September 30, 2026 and 276,676 shares at December 31, 2025	(9,034)	(8,707)
Retained earnings	169,058	161,780
Accumulated other comprehensive loss	(13,869)	(5,265)
TOTAL STOCKHOLDERS’ EQUITY	270,438	270,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,308,280	$2,285,147

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$28,643	$29,927	$85,390	$89,171
Securities available-for-sale:
Taxable	2,442	2,214	5,793	7,128
Tax-exempt	255	278	793	841
Securities held-to-maturity	2	2	6	6
Other interest and dividend income	645	324	2,732	1,650
TOTAL INTEREST AND DIVIDEND INCOME	31,987	32,745	94,714	98,796
INTEREST EXPENSE
Deposits	11,978	13,081	35,807	41,552
Borrowings	—	45	—	58
TOTAL INTEREST EXPENSE	11,978	13,126	35,807	41,610
NET INTEREST INCOME	20,009	19,619	58,907	57,186
Provision for (reversal of) credit losses	7,640	(672)	7,131	6,552
NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	12,369	20,291	51,776	50,634
NON-INTEREST INCOME
Income from bank-owned life insurance	525	506	1,548	1,471
Fees and service charges	609	555	1,786	1,617
Loan fees, including prepayment penalties	508	926	1,944	2,304
Other	817	(79)	2,068	957
TOTAL NON-INTEREST INCOME	2,459	1,908	7,346	6,349
NON-INTEREST EXPENSE
Salaries and employee benefits	6,659	7,093	20,837	21,358
Occupancy and equipment	3,209	2,146	7,853	6,578
Professional fees	786	1,067	2,520	2,549
Data processing and communications	1,422	1,708	4,630	4,877
Federal deposit insurance	250	370	850	1,318
Advertising and promotion	154	212	465	535
Office	111	113	378	461
Other real estate owned	—	—	—	27
Core deposit intangible amortization	172	209	554	656
Other	778	999	2,515	2,859
TOTAL NON-INTEREST EXPENSE	13,541	13,917	40,602	41,218
INCOME BEFORE INCOME TAX EXPENSE	1,287	8,282	18,520	15,765
INCOME TAX EXPENSE	268	1,816	4,191	3,233
NET INCOME	$1,019	$6,466	$14,329	$12,532
Earnings per common share-basic	$0.15	$0.95	$2.11	$1.83
Earnings per common share-diluted	$0.15	$0.95	$2.10	$1.82

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$1,019	$6,466	$14,329	$12,532
Other comprehensive income (loss)
Unrealized gains (losses) arising during period on securities available-for-sale	(11,888)	1,974	(12,020)	4,622
Net unrealized gain (loss)	(11,888)	1,974	(12,020)	4,622
Tax effect	3,379	(561)	3,416	(1,311)
Total other comprehensive income (loss)	(8,509)	1,413	(8,604)	3,311
COMPREHENSIVE INCOME (LOSS)	$(7,490)	$7,879	$5,725	$15,843

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Three Months Ended September 30, 2026 and 2025
Balance, July 1, 2025	$—	$121,706	$(6,485)	$153,768	$(7,043)	$261,946
Net income	—	—	—	6,466	—	6,466
Other comprehensive income	—	—	—	—	1,413	1,413
Treasury stock repurchases (60,523 shares)	—	—	(1,918)	—	—	(1,918)
Stock options exercised (24,095 shares)	—	503	—	—	—	503
Dividends declared $0.35 per share	—	—	—	(2,125)	—	(2,125)
Dividend reinvestment plan (841 shares)	—	28	—	(28)	—	—
Stock-based compensation expense	—	322	—	—	—	322
Balance, September 30, 2025	$—	$122,559	$(8,403)	$158,081	$(5,630)	$266,607
Balance, July 1, 2026	$—	$123,893	$(9,034)	$170,424	$(5,360)	$279,923
Net income	—	—	—	1,019	—	1,019
Other comprehensive income	—	—	—	—	(8,509)	(8,509)
Dividends declared ($0.35 per share)	—	—	—	(2,348)	—	(2,348)
Dividend reinvestment plan (875 shares)	—	37	—	(37)	—	—
Stock-based compensation expense	—	353	—	—	—	353
Balance, September 30, 2026	$—	$124,283	$(9,034)	$169,058	$(13,869)	$270,438

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	stock	Capital	Stock	Earnings	Loss	Total
Nine Months Ended September 30, 2026 and 2025
Balance, January 1, 2025	$—	$119,908	$(842)	$151,915	$(8,941)	$262,040
Net income	—	—	—	12,532	—	12,532
Other comprehensive income	—	—	—	—	3,311	3,311
Treasury stock repurchases (239,176 shares)	—	—	(7,561)		—	(7,561)
Stock options exercised (79,395 shares)	—	1,844	—	—	—	1,844
Share redemption for tax withholding on restricted stock vesting	—	(227)	—	—	—	(227)
Dividends declared $0.95 per share	—	—	—	(6,273)	—	(6,273)
Dividend reinvestment plan (2,907 shares)	—	93	—	(93)	—	—
Stock-based compensation expense	—	941	—	—	—	941
Balance, September 30, 2025	$—	$122,559	$(8,403)	$158,081	$(5,630)	$266,607
Balance, January 1, 2026	$—	$122,904	$(8,707)	$161,780	$(5,265)	$270,712
Net income	—	—	—	14,329	—	14,329
Other comprehensive loss	—	—	—	—	(8,604)	(8,604)
Treasury stock repurchases (9,250 shares)	—	—	(327)		—	(327)
Stock options exercised (25,147 shares)	—	561	—	—	—	561
Share redemption for tax withholding on restricted stock vesting	—	(246)	—	—	—	(246)
Dividends declared $1.05 per share	—	—	—	(6,941)	—	(6,941)
Dividend reinvestment plan (2,979 shares)	—	110	—	(110)	—	—
Stock-based compensation expense	—	954	—	—	—	954
Balance, September 30, 2026	$—	$124,283	$(9,034)	$169,058	$(13,869)	$270,438

See accompanying notes to unaudited consolidated financial statements.

PRINCETON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,329	$12,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,131	6,552
Depreciation and amortization of premises and equipment	1,400	1,341
Stock-based compensation expense	954	941
Amortization of premiums and accretion of discounts on securities, net	285	140
Accretion of net deferred loan fees and costs	(3,911)	(4,254)
Increase in cash surrender value of bank-owned life insurance	(1,548)	(1,471)
Deferred income tax expense (benefit)	(2,827)	1,302
Amortization of core deposit intangible	554	656
Decrease in accrued interest receivable and other assets	1,890	3,173
Decrease in accrued interest payable and other liabilities	(4,150)	(11,628)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,107	9,284
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(129,821)	(11,590)
Maturities, calls and principal repayments of securities available-for-sale	56,886	52,312
Maturities, calls and principal repayments of securities held-to-maturity	6	6
Decrease in loans, net of repayments	51,256	20,612
Purchase of loans	(90,531)	—
Purchases of premises and equipment	(373)	(685)
Exchange of bank-owned life insurance	—	2,798
Purchases of equity method investments	—	(670)
Redemptions (purchases) of restricted bank stock	27	(266)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(112,550)	62,517
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,531	(104,040)
Proceeds from overnight borrowings	—	—
Cash dividends	(6,941)	(6,273)
Share redemption for tax withholding on restricted stock vesting	(246)	(227)
Purchase of treasury stock	(327)	(7,561)
Proceeds from exercise of stock options	561	1,844
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,578	(116,257)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,865)	(44,456)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,686	117,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,821	$72,892
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$39,165	$51,459
Income taxes paid by jurisdiction
Federal	$4,950	$2,035
New Jersey	$550	$75
Other	$488	$584
Increase in ROU leases	$860	$453

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

On January 10, 2023, Princeton Bancorp, Inc., a Pennsylvania corporation formed by the Bank (the “Company”), acquired all the outstanding stock of the Bank in a corporate reorganization. As a result, the Bank became the sole direct subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. As of September 30, 2026, the Company and its subsidiaries had 233 total employees and 232 full-time equivalent employees.

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

Management believes that the allowance for credit losses is adequate as of September 30, 2026. While management uses current information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area or other factors.

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

ASU 2024-03, “Disaggregation of Income Statement Expenses,” requires the disclosure of further disaggregated detail of specific expense categories in the financial statement notes. The amendments are effective for fiscal years beginning after December 15, 2026, are applied prospectively, and early adoption is permitted. The Company is currently evaluating the impact and does not expect adoption to have a material impact on its consolidated financial statements.

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 2 – Earnings Per Share (concluded)

The following schedule presents earnings per share data for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income applicable to common stock	$1,019	$6,466	$14,329	$12,532
Weighted average number of common shares outstanding	6,814	6,776	6,805	6,849
Basic earnings per share	$0.15	$0.95	$2.11	$1.83
Net income applicable to common stock	$1,019	$6,466	$14,329	$12,532
Weighted average number of common shares outstanding	6,814	6,776	6,805	6,849
Dilutive effect on common shares outstanding	28	19	20	35
Weighted average number of diluted common shares outstanding	6,842	6,795	6,825	6,884
Diluted earnings per share	$0.15	$0.95	$2.10	$1.82

Restricted stock units and options to purchase 150,354 shares of common stock at a weighted average exercise price of $32.17 were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2026. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at September 30, 2026.

Restricted stock units and options to purchase 186,603 shares of common stock at a weighted average exercise price of $26.95 were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2025. There were no antidilutive shares to be excluded from the computation of diluted earnings per share at September 30, 2025.

Note 3 – Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2026 and December 31, 2025 with gross unrealized gains and losses therein:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$208,314	$47	$(13,064)	$195,297
U.S. government agency securities	11,260	—	(1,263)	9,997
Obligations of state and political subdivisions	40,262	—	(5,098)	35,164
Small business association (SBA) securities	752	5	(2)	755
U.S. treasury securities	1,987	—	(2)	1,985
Total	$262,575	$52	$(19,429)	$243,198

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

The unrealized losses, categorized by the length of time in a continuous loss position, and the fair value of related securities available-for-sale at September 30, 2026 and December 31, 2025 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2026
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$163,928	$(6,530)	$25,650	$(6,534)	$189,578	$(13,064)
U.S. government agency securities	4,792	(208)	5,205	(1,055)	9,997	(1,263)
Obligations of state and political subdivisions	12,066	(811)	23,098	(4,287)	35,164	(5,098)
Small business association (SBA) securities	168	(1)	27	(1)	195	(2)
U.S. treasury securities	1,985	(2)	—	—	1,985	(2)
Total	$182,939	$(7,552)	$53,980	$(11,877)	$236,919	$(19,429)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2025
Mortgage-backed securities - U.S. government sponsored enterprises (GSEs)	$22,206	$(52)	$29,492	$(5,029)	$51,698	$(5,081)
U.S. government agency securities	—	—	5,510	(750)	5,510	(750)
Obligations of state and political subdivisions	1,901	(3)	31,025	(2,230)	32,926	(2,233)
Small business association (SBA) securities	381	—	223	(1)	604	(1)
	$24,488	$(55)	$66,250	$(8,010)	$90,738	$(8,065)

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Investment Securities (concluded)

The amortized cost and fair value of securities available-for-sale at September 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$3,292	$3,279
Due after one year through five years	15,590	14,407
Due after five years through ten years	34,990	29,822
Due after ten years	389	393
Mortgage-backed securities (GSEs)	208,314	195,297
	$262,575	$243,198

The Company uses a defined methodology for allowance for credit losses on its investment securities available-for-sale. The Company did not have an allowance for credit losses on its investment securities available-for-sale as of September 30, 2026 or 2025.

The Company’s securities primarily consist of the following types of instruments; U.S. guaranteed mortgage-backed securities, U.S. guaranteed agency bonds, state and political subdivision issued bonds, mortgage related securities guaranteed by the SBA and U.S. treasury notes. We believe it is reasonable to expect that the securities with a credit guarantee of the U.S. government will have a zero-credit loss. Therefore, no reserve was recorded for U.S. guaranteed securities or bonds at September 30, 2026. The state and political subdivision securities carry a minimum investment rating of A by either Moody’s or Standard and Poor’s. Some of the smaller municipalities also have insurance to cover the Company in the event of default. Therefore, the Company did not project a credit loss and no reserve was recorded as of September 30, 2026.

At September 30, 2026, the Company’s available-for-sale securities portfolio consisted of approximately 277 securities, of which 135 available-for-sale securities were in an unrealized loss position for more than twelve months and 110 available-for-sale securities were in an unrealized loss position for less than twelve months. The available-for-sale securities in an unrealized loss position for more than twelve months consisted of 81 municipal securities aggregating $23.1 million with a loss of $4.3 million, 48 mortgage-backed securities-GSE aggregating $25.7 million with a loss of $6.5 million, 4 agency securities aggregating $5.2 million with a loss of $1.1 million and 2 SBA securities aggregating $27 thousand with a loss of $1 thousand. The Company does not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Accrued interest receivable on investment securities represents interest earned but not yet collected on the Company’s available-for-sale and held-to-maturity securities portfolios. Accrued interest receivable related to investments, at September 30, 2026 and December 31, 2025 was $1.4 million and $1.1 million, respectively. Accrued interest receivable is generally written off when collection of the underlying interest is deemed uncollectible, which typically occurs when the related security is placed on nonaccrual status. When a security is placed on nonaccrual, previously accrued but uncollected interest is reversed from interest income. There were no investment securities on nonaccrual status and no write-offs of accrued interest receivable for the nine-month period ended September 30, 2026 and for the year ended December 31, 2025.

There are no securities pledged as of September 30, 2026 and December 31, 2025.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable

Loans receivable, net at September 30, 2026 and December 31, 2025 were comprised of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate	$1,275,814	$1,343,531
Commercial and industrial	98,357	76,557
Construction	222,304	209,483
Residential first-lien mortgage	195,044	163,813
Home equity/consumer	62,816	25,359
Total loans	1,854,335	1,818,743
Deferred fees and costs, net	(2,798)	(2,327)
Loans, net	$1,851,537	$1,816,416

The Company purchased $52.7 million in residential loans and $37.8 million in consumer loans during the nine months ended September 30, 2026. The Company purchased $108.2 million in residential loans and $8.7 million in consumer loans during the twelve months ended December 31, 2025.

The Company uses a discounted cash flow ("DCF") methodology in determining the allowance for credit losses (“ACL”), which projects future losses, based on historical and peer loss data. Qualitative adjustments to the DCF methodology include and consider changes in national, regional, and local economic and business conditions, an assessment of the lending environment, including underwriting standards, and other factors affecting credit quality. There were no significant changes to the Company’s ACL methodology for the quarter ended September 30, 2026.

The following table presents the components of the allowance for credit losses:

	September 30, 2026	December 31, 2025
	(In thousands)
Allowance for credit losses - loans	$(19,365)	$(20,325)
Allowance for credit losses - off balance sheet	(425)	(399)
	$(19,790)	$(20,724)

The following table presents nonaccrual loans by segment of the loan portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	With a Related Allowance	Without a Related Allowance	With a Related Allowance	Without a Related Allowance
	(In thousands)
Commercial real estate	$—	$7,219	$—	$15,229
Commercial and industrial	—	289	—	1,257
Construction	—	—	—	92
Residential first-lien mortgage	—	709	—	—
Home equity/consumer	—	—	—	—
Total nonaccrual loans	$—	$8,217	$—	$16,578

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The calculation of the allowance for credit losses does not include any accrued interest receivable. The Company’s policy is to write off any interest not collected after 90 days past due, or earlier, when the ability to collect principal and interest according to the contractual terms is in doubt. During the nine months ended September 30, 2026, the Company wrote off $759 thousand in accrued interest receivable for loans, compared to $933 thousand for the nine months ended September 30, 2025. Accrued interest receivable related to loans, at September 30, 2026 and December 31, 2025, was $6.4 million and $6.7 million, respectively. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loan receivables by the length of time a recorded payment is past due. The following table presents the segments of the loan portfolio, summarized by the past due status as of September 30, 2026:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$5,920	$—	$7,219	$13,139	$1,262,675	$1,275,814	$—
Commercial and industrial	200	—	289	489	97,868	98,357	—
Construction	—	—	—	—	222,304	222,304	—
Residential first-lien mortgage	605	333	709	1,647	193,397	195,044	—
Home equity/consumer	—	—	—	—	62,816	62,816	—
Total	$6,725	$333	$8,217	$15,275	$1,839,060	$1,854,335	$—

The following table presents the segments of the loan portfolio summarized by the past due status as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In thousands)
Commercial real estate	$7,523	$—	$15,229	$22,752	$1,320,779	$1,343,531	$—
Commercial and industrial	15	273	302	590	75,967	76,557	—
Construction	—	—	—	—	209,483	209,483	—
Residential first-lien mortgage	370	—	18	388	163,425	163,813	—
Home equity/consumer	180	—	—	180	25,179	25,359	—
Total	$8,088	$273	$15,549	$23,910	$1,794,833	$1,818,743	$—

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics as of September 30, 2026. Gross charge-offs are included for the nine months ended September 30, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(Dollars in thousands)
Commercial real estate
Pass	$59,199	$57,449	$105,114	$156,619	$263,394	$604,760	$5,472	$1,252,007
Special mention	—	—	—	—	1,048	8,127	—	9,175
Substandard	—	—	—	—	—	14,632	—	14,632
Total commercial real estate	59,199	57,449	105,114	156,619	264,442	627,519	5,472	1,275,814
Current period gross charge-offs	—	—	—	—	—	8,338	—	8,338
Commercial and industrial
Pass	6,693	8,015	362	5,782	8,819	21,268	46,639	97,578
Special mention	—	—	—	—	—	490	—	490
Substandard	—	—	—	—	—	289	—	289
Total commercial and industrial	6,693	8,015	362	5,782	8,819	22,047	46,639	98,357
Current period gross charge-offs	—	—	—	—	—	17	—	17
Construction
Pass	23,353	5,000	22,125	—	1,360	17,924	152,394	222,156
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	148
Total construction	23,353	5,000	22,125	—	1,360	18,072	152,394	222,304
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential first-lien mortgage
Performing	17,926	41,234	58,418	23,280	6,146	47,331	—	194,335
Nonperforming	—	—	—	—	—	709	—	709
Total residential first-lien mortgage	17,926	41,234	58,418	23,280	6,146	48,040	—	195,044
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity/consumer
Performing	36,774	7,761	975	1,616	1,191	1,223	13,276	62,816
Nonperforming	—	—	—	—	—	—	—	—
Total home equity/consumer	36,774	7,761	975	1,616	1,191	1,223	13,276	62,816
Current period gross charge-offs	—	—	—	—	—	—	—	—
Total
Pass	143,945	119,459	186,994	187,297	280,910	692,506	217,781	1,828,892
Special mention	—	—	—	—	1,048	8,617	—	9,665
Substandard	—	—	—	—	—	15,778	—	15,778
Total loans	$143,945	$119,459	$186,994	$187,297	$281,958	$716,901	$217,781	$1,854,335

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (continued)

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2026:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,195	$850	$397	$2,042	$479	19,963
Provision (reversal)[1]	7,191	147	203	(3)	171	7,709
Charge-offs	(8,324)	(13)	—	—	—	(8,337)
Recoveries	2	28	—	—	—	30
Total	$15,064	$1,012	$600	$2,039	$650	$19,365

1.
The provision for credit losses on the Consolidated Statement of Income is $7.6 million comprising of an increase of $7.7 million to the allowance for credit loss on loans and a $69 thousand decrease to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the nine months ended September 30, 2026:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$16,848	$900	$376	$2,004	$197	$20,325
Provision (reversal)[1]	6,548	(155)	224	35	453	7,105
Charge-offs	(8,338)	(17)	—	—	—	(8,355)
Recoveries	6	284	—	—	—	290
Total	$15,064	$1,012	$600	$2,039	$650	$19,365

1.
The provision for credit losses on the Consolidated Statement of Income is $7.1 million comprising of an increase of $7.1 million to the allowance for credit loss on loans and a $26 thousand increase to the reserve for unfunded liabilities.

The following table presents the allowance for credit losses on loans receivable at and for the three months ended September 30, 2025:

	Commercial real estate	Commercial and industrial	Construction	Residential first-lien mortgage	Home equity/ consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$18,050	$1,016	$429	$1,358	$161	$21,014
Provision (reversal)[1]	(1,057)	(62)	(65)	514	12	(658)
Charge-offs	—	0	—	—	—	—
Recoveries	62	23	—	—	—	85
Total	$17,055	$977	$364	$1,872	$173	$20,441

1.
The reversal of credit losses on the Consolidated Statement of Income is $672 thousand comprising of a decrease of $658 thousand to the allowance for credit loss on loans and a $14 thousand decrease to the reserve for unfunded liabilities.

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

1.
The provision for credit losses on the Consolidated Statement of Income is $6.6 million comprising of an increase of $6.5 million to the allowance for credit loss on loans and a $36 thousand increase to the reserve for unfunded liabilities.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Loans Receivable (concluded)

As of September 30, 2026, the Company had nine loans totaling $8.2 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $7.9 million were individually evaluated collateral dependent loans and one loan for $289 thousand used present value of future cash flows to determine if a write down was needed. As of December 31, 2025, the Company had nine loans totaling $16.6 million that were individually analyzed for potential credit loss. Eight of the loans aggregating $16.2 million were individually evaluated collateral dependent loans and one loan for $394 thousand used present value of future cash flows to determine if a write down was needed.

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. When principal forgiveness is provided, the amount forgiven is charged off against the allowance for credit losses on loans. There were no modifications to borrowers with financial difficulties and no previously modified loans that defaulted during the nine months ended September 30, 2026, and the twelve-months ended December 31, 2025.

Note 5 – Deposits

The components of deposits were as follows:

	September 30, 2026		December 31, 2025
	(Dollars in thousands)
Demand, non-interest-bearing checking	$309,100	15.42%	$286,013	14.47%
Demand, interest-bearing checking	330,637	16.50%	333,533	16.88%
Savings	166,211	8.30%	167,735	8.49%
Money market	560,605	27.98%	464,205	23.49%
Time deposits, $250,000 and over	260,925	13.02%	289,738	14.66%
Time deposits, other	376,246	18.78%	434,969	22.01%
	$2,003,724	100.00%	$1,976,193	100.00%

Note 6 – Borrowings

The Company had no outstanding borrowings at September 30, 2026 and December 31, 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 were as follows:

Description	(Level 1) Quoted Price in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2026
	(In thousands)
Mortgage-backed securities -U.S. government sponsored enterprise (GSEs)	$—	$195,297	$—	$195,297
U.S. government agency securities	—	9,997	—	9,997
Obligations of state and political subdivisions	—	35,164	—	35,164
Small Business Association (SBA) securities	—	755	—	755
U.S. treasury securities	1,985	—	—	1,985
Mortgage servicing rights	—	537	—	537

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

There were no liabilities measured at fair value on a recurring basis, at September 30, 2026 or December 31, 2025.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no assets measured at fair value on a nonrecurring basis at September 30, 2026 or December 31, 2025.

There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2026 or for the year ended December 31, 2025. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

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

Individually evaluated loans

Individually evaluated loans carried at fair value are those loans in which the Company has measured for a reserve and are generally based on the fair value of the related loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds, discounted for estimated selling costs or other factors the Company determines will impact collection of proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Fair Value Measurements and Disclosures (continued)

The carrying amounts and estimated fair value of financial instruments at September 30, 2026 are as follows:

	September 30, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$57,821	$57,821	$57,821	$—	$—
Securities available-for-sale at fair value	243,198	243,198	1,985	241,213	—
Securities held-to-maturity	147	142	—	142	—
Loans receivable, net	1,832,172	1,864,501	—	—	1,864,501
Restricted investments in bank stock	2,339	2,339	—	2,339	—
Accrued interest receivable	7,726	7,726	—	7,726	—
Equity method investments	12,514	12,514	—	7,520	4,994
Mortgage servicing rights	537	537	—	537	—
Financial Liabilities:
Deposits	$2,003,724	1,863,524	$—	$1,863,524	$—
Accrued interest payable	5,171	5,171	—	5,171	—

The carrying amounts and estimated fair value of financial instruments at December 31, 2025 are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$135,686	$135,686	$135,686	$—	$—
Securities available-for-sale at fair value	182,569	182,569	2,953	179,616	—
Securities held-to-maturity	153	154	—	154	—
Loans receivable, net	1,796,091	1,844,992	—	—	1,844,992
Restricted investments in bank stock	2,366	2,366	—	2,366	—
Accrued interest receivable	7,797	7,797	—	7,797	—
Equity method investments	11,832	11,832	—	7,520	4,312
Mortgage servicing rights	622	622	—	622	—
Financial Liabilities:
Deposits	$1,976,193	1,904,904	$—	$1,904,904	$—
Accrued interest payable	8,529	8,529	—	8,529	—

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

PRINCETON BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 8 – Leases

Leases (ASC Topic 842) establishes a right-of-use model that requires a lessee to record a right-of-use asset (“ROU”) and a lease liability for all leases with terms longer than 12 months. The Company is obligated under 30 operating lease agreements for 28 branches and its corporate offices with terms extending through 2042. The Company’s lease agreements include options to renew at the Company’s discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculations of the ROU asset and lease liability.

The following table represents the classification of the Company’s right-of-use asset and lease liability.

	Statement of Financial	Nine Months Ended	Year Ended
	Condition Location	September 30, 2026	December 31, 2025
		(In thousands)
Operating Lease Right-of-Use Asset:
Gross carrying amount beginning of year		$20,121	$21,903
Increased asset from new leases		860	1,165
Accumulated amortization		(2,286)	(2,947)
Net book value	Operating lease right-of-use asset	$18,695	$20,121
Operating Lease Liability:
Lease liability	Operating lease liability	$19,761	$21,194

As of September 30, 2026, the weighted-average remaining lease term for operating leases was 9.7 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.55%. The Company used the Federal Home Loan Bank (“FHLB”) fixed-rate advance rate in effect at the time the lease was placed in service for the term most closely aligning with remaining lease term.

Future minimum payments under operating leases with terms longer than 12 months are as follows at September 30, 2026 (in thousands):

Amount
(In thousands)
Twelve months ended September 30,
2027	$3,689
2028	3,505
2029	3,023
2030	2,817
2031	2,023
Thereafter	10,774
Total future operating lease payments	25,831
Amounts representing interest	(6,070)
Present value of net future lease payments	$19,761

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Lease cost:
Operating lease	$1,034	$1,009	$3,119	$3,049
Short-term lease cost	35	24	120	101
Total lease cost	$1,069	$1,033	$3,239	$3,150
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$970	$949	$2,902	$2,836

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

The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at December 31, 2025	$14,381	$2,776
Amortization expense	—	(554)
Balance at September 30, 2026	$14,381	$2,222

As of September 30, 2026, the remaining current fiscal year and future fiscal periods amortization for the core deposit intangible is (in thousands):

Amount
(In thousands)
2026	163
2027	587
2028	457
2029	320
2030	245
Thereafter	450
Total	$2,222

Note 10 – Subsequent Events

On October 28, 2026, the Board of Directors declared a cash dividend of $0.40 per share of common stock to shareholders of record on November 11, 2026, payable on November 25, 2026.

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

Government economic programs intended to backstop and bolster the economy through the pandemic have ended, and the nation’s economy has entered an inflationary phase. The Consumer Price Index has risen to levels not experienced since the 1980s while the labor market remains very tight, contributing additional inflationary pressure. To address the inflation problem, the Federal Reserve has reversed course on its previously accommodative monetary policies with modest increases in short-term interest rates. These recent actions are intended to slow overall economic activity and risk entering the economy into a recession.

Regional conflicts around the world, including between the United States and Iran and between Russia and Ukraine, tensions involving Iran and Israel, and broad instability in the Middle East, have substantially increased fuel costs, exacerbated supply chain disruptions, contributed to volatility in energy and commodity markets, and increased geopolitical and economic uncertainty. Escalation of these conflicts, including potential disruptions to global energy supplies and international trade routes, could adversely affect financial markets, inflation, interest rates, and overall economic conditions. Any or all could have negative downstream effects on the Company’s operating results, the extent of which is indeterminable at this time.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the global impact of foreign military conflicts in Iran, the Middle East and elsewhere, including substantially higher fuel costs, and the impact of future Federal budget stalemates in Congress, higher tariffs imposed by the Trump administration, higher inflation levels, and general economic and recessionary concerns, all of which could impact economic growth and could cause an increase in loan delinquencies, a reduction in financial transactions and business activities including decreased deposits and reduced loan originations, difficulties in managing liquidity in a rapidly changing and unpredictable market, and supply chain disruptions. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following factors: the impact of any future pandemics or other natural disasters; civil unrest, rioting, acts or threats of terrorism, or actions taken by the local, state and Federal governments in response to such events, which could impact business and economic conditions in our market area; the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; market and monetary fluctuations; market volatility; the value of the Bank’s products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; the willingness of customers to substitute competitors’ products and services for the Bank’s products and services; credit risk associated with the Bank’s lending activities; risks relating to the real estate market and the Bank’s real estate collateral; the impact of changes in applicable laws and regulations and requirements arising out of our supervision by banking regulators; other regulatory requirements applicable to the Company and the Bank; the timing and nature of the regulatory response to any applications filed by the Company and the Bank; developments in technology, such as artificial intelligence, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our customers' expectations for convenience and security; other acquisitions; changes in consumer spending and saving habits; those risks under the heading “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025; and the success of the Company at managing the risks involved in the foregoing.

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

Economy

Economic conditions during the third quarter of 2026 reflected growth, driven by accelerated investment, resilient consumer spending, and an increase in government expenditure, even as increased imports widened the goods trade deficit. Consumer spending continued to support economic activity but showed signs of softening amid elevated interest rates and reduced excess savings, while business investment remained constrained by tighter financial conditions. The Federal Reserve raised its benchmark rate by 25 basis points in September 2026, the first increase since 2023, contributing to higher borrowing costs, modest tightening in credit availability, and continued pressure on interest-sensitive sectors, including commercial real estate. Looking ahead, economic conditions remain uncertain, with risks dependent on the trajectory of inflation, labor market conditions, and the timing of potential monetary policy adjustments. Most economists expect the Federal Reserve to increase rates again in December 2026.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

General

Total assets were $2.31 billion at September 30, 2026, an increase of $23.1 million, or 1.01% when compared to $2.29 billion at the end of 2025. The primary reasons for the increase in total assets were related to increases in investment securities of $60.6 million, and net loans of $35.1 million, partially offset by a decrease in cash and cash equivalents of $77.9 million.

Cash and cash equivalents

Cash and cash equivalents decreased $77.9 million, or 57.4%, to $57.8 million at September 30, 2026 compared to December 31, 2025.

Investment securities

Total available-for-sale investment securities increased $60.6 million, or 33.2%, to $243.2 million at September 30, 2026 compared to December 31, 2025. This increase was related to the purchase of $129.8 million in mortgage-backed securities of U.S. government sponsored enterprises, partially offset by payoffs of mortgage-backed securities of U.S. government sponsored enterprises and U.S government agency securities during the nine months ended September 30, 2026.

Loans

Loans, net of deferred loan fees and costs, increased $35.1 million, or 1.93%, to $1.85 billion at September 30, 2026 compared to December 31, 2025. The increase in the Company’s net loans consisted of increases of $37.5 million in home equity and consumer loans, $31.2 million in residential mortgages, $21.8 million in commercial and industrial loans, and $12.8 million in construction loans, partially offset by a decrease of $67.7 million in commercial real estate loans.

The Company’s CRE loan portfolio, which includes multi-family, land, owner-occupied and non-owner-occupied CRE loans, was $1.28 billion or 68.8% of total loans of $1.85 billion at September 30, 2026. There were 705 loans in the Company’s CRE portfolio with an average and median loan size of $1.8 million and $0.6 million, respectively. Loan to Value (“LTV”) estimates are less than 70% for $1.17 billion or 90.8% of the CRE portfolio and less than 80% for $1.28 billion or 99.4% of the CRE portfolio.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value for the periods presented (dollars in thousands):

	September 30, 2026			December 31, 2025
	Balance	% of portfolio	Weighted Average LTV	Balance	% of portfolio	Weighted Average LTV
Commercial Real Estate
Multi Family	$466,738	36.6%	52.0%	$505,267	37.6%	52.5%
Owner Occupied	357,136	28.0%	34.7%	394,281	29.3%	34.9%
Land	38,837	3.0%	57.9%	27,514	2.1%	70.7%
Non Owner Occupied
Retail	107,922	8.5%	41.8%	108,367	8.1%	41.0%
Office Building	80,096	6.3%	40.6%	93,027	6.9%	42.4%
Industrial/Warehousing	79,542	6.2%	43.4%	80,244	6.0%	44.5%
Mixed Use	46,747	3.7%	42.0%	44,198	3.3%	41.4%
Restaurants	16,231	1.3%	34.1%	20,284	1.5%	38.0%
Healthcare	9,438	0.7%	48.7%	9,829	0.7%	50.9%
Other	73,127	5.7%	43.7%	60,520	4.5%	43.0%
Total non owner occupied	413,103	32.4%		416,469	31.0%
Total Commercial Real Estate	$1,275,814	100.0%		$1,343,531	100.0%

The following table presents the geographic markets of the commercial real estate portfolio for the periods presented (dollars in thousands):

	September 30, 2026		December 31, 2025
	Balance	% of portfolio	Balance	% of portfolio
Geographical Market
New York	$609,699	47.8%	$629,314	46.8%
New Jersey	492,056	38.6%	504,206	37.5%
Pennsylvania	157,143	12.3%	186,268	13.9%
Other	16,916	1.3%	23,743	1.8%
	$1,275,814	100.00%	$1,343,531	100.00%

For the three and nine months ended September 30, 2026, charge-offs were $8.3 million and $8.4 million and recoveries were $30 thousand and $290 thousand, respectively. The coverage ratio of the allowance for credit losses to period end loans was 1.05% at September 30, 2026 and 1.12% at December 31, 2025.

At September 30, 2026, non-performing assets decreased to $8.2 million due to charge offs of $8.3 million during the third quarter compared to $16.6 million at December 31, 2025. Non-performing assets as a percentage of total loans, net of deferred fees and costs, decreased to 0.44% at September 30, 2026 compared to 0.91% at December 31, 2025.

Deposits

Total deposits at September 30, 2026, increased $27.5 million, or 1.39%, when compared to December 31, 2025. The increase in the Company’s deposits consisted primarily of increases in money market deposits of $96.4 million, and non-interest checking deposits of $23.1 million, partially offset by decreases in certificates of deposit of $87.5 million, interest-bearing checking deposits of $2.9 million, and savings deposits of $1.5 million. On balance sheet liquidity remains strong at September 30, 2026.

At September 30, 2026, the Company had approximately $723.2 million in uninsured deposits, consisting of $56.0 million in non-interest-bearing demand deposits, $230.1 million in interest-bearing demand deposits, $277.1 million in money market accounts, $28.4 million in savings deposits and $131.6 million in certificates of deposit.

Borrowings

The Company had no outstanding borrowings at September 30, 2026 and December 31, 2025.

Stockholders’ equity

Total stockholders’ equity at September 30, 2026 decreased $0.3 million, or 0.10%, when compared to December 31, 2025. The decrease was primarily due to an increase in other comprehensive loss of $8.6 million driven by unrealized market value declines within the available-for-sale securities portfolio and an increase in treasury stock repurchases of $327 thousand, partially offset by an increase in retained earnings of $7.3 million (which consisted of $14.3 million in net income, partially offset by $7.0 million of cash dividends recorded during the period), and an increase in paid-in capital of $1.3 million. The ratio of equity to total assets at September 30, 2026 and December 31, 2025 was 11.7% and 11.9%, respectively.

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

As a member of the FHLB we are eligible to borrow funds in an aggregate amount of up to 50% of the Company’s total assets, subject to its collateral requirements. The Company maintained a $95.0 million letter of credit with the FHLB supporting municipal deposits as of September 30, 2026. Based on available eligible securities and qualified real estate loan collateral, the Company had the ability to borrow an additional $506.8 million as of September 30, 2026.

As of September 30, 2026, the Bank was eligible to use the Federal Reserve discount window for borrowings, based on assets pledged as collateral as of the applicable date. As of September 30, 2026, the Company had no outstanding advances from the discount window.

The Company is also a shareholder of Atlantic Community Bancshares, Inc., the parent company of Atlantic Community Bankers Bank (“ACBB”). As of September 30, 2026, the Company had available borrowing capacity with ACBB of $10.0 million to provide short-term liquidity generally for a period of not more than fourteen days. No amounts were outstanding under our line of credit with ACBB at September 30, 2026.

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

In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain additional common equity in excess of the minimum requirements. This excess is referred to as a capital conservation buffer. At September 30, 2026, the required capital conservation buffer is 2.50%.

Under the risk-based capital requirements, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes, as of September 30, 2026, that the Bank meets all capital adequacy requirements to which it is subject and is “well capitalized” under applicable regulations.

The Bank’s actual capital amounts and ratios and the regulatory requirements at September 30, 2026 and December 31, 2025 are presented below:

	Actual		For capital conservation buffer requirement		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2026
Total capital (to risk-weighted assets)	$279,419	14.12%	$207,833	10.50%	$197,937	10.00%
Tier 1 capital (to risk-weighted assets)	$259,629	13.12%	$168,246	8.50%	$158,349	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$259,629	13.12%	$138,556	7.00%	$128,659	6.50%
Tier 1 leverage capital (to average assets)	$259,629	11.46%	$147,281	6.50%	$113,293	5.00%
December 31, 2025:
Total capital (to risk-weighted assets)	$271,337	13.99%	$203,588	10.50%	$193,894	10.00%
Tier 1 capital (to risk-weighted assets)	$251,012	12.95%	$164,810	8.50%	$155,115	8.00%
Common equity tier 1 capital (to risk- weighted assets)	$251,012	12.95%	$135,726	7.00%	$126,031	6.50%
Tier 1 leverage capital (to average assets)	$251,012	11.13%	$146,646	6.50%	$112,805	5.00%

Comparison of Operating Results for the three months ended September 30, 2026 and 2025

General

The Company reported net income of $1.0 million, or $0.15 per diluted common share, for the three months ended September 30, 2026, compared to net income of $6.5 million, or $0.95 per diluted common share, for the third quarter of 2025. The decrease in net income for the third quarter of 2026 when compared to the third quarter of 2025 was primarily due to an increase in the provision for credit losses of $8.3 million, partially offset by an increase in net interest income of $390 thousand, an increase in non-interest income of $551 thousand, a decrease in non-interest expense of $376 thousand, and a decrease in income tax expense of $1.5 million.

Interest income

Interest income decreased $758 thousand for the three months ended September 30, 2026, compared to the same period in 2025. Interest income on loans decreased $1.3 million due to a decrease of $21.5 million in the average balance of loans, and a decrease of 20 basis points in the yield on loans. Interest income on taxable available-for-sale securities increased $228 thousand due to a $38.0 million increase in the average balance of taxable available-for-sale securities, offset by a decrease of 45 basis points in the yield. Other interest and dividend income increased $321 thousand due to an increase of $39.5 million in average balances, partially offset by a decrease of 80 basis points in the yield.

Interest expense

Interest expense decreased $1.1 million to $12.0 million for the three months ended September 30, 2026, compared to the same period in 2025. Interest expense decreased primarily due to a decrease of 31 basis points in the rate paid on interest-bearing deposits, offset by an increase of $18.0 million in the average balance of interest-bearing deposits over the same prior year period.

Provision for credit losses

The Company recorded a provision for credit losses of $7.6 million during the three months ended September 30, 2026, which consisted of a $7.7 million increase recorded to the allowance of credit losses on loans, partially offset by a $69 thousand decrease to the provision for credit losses related to unfunded commitments, which are recorded in other liabilities on the Company’s statements of financial condition. This provision represented an increase in the provision for credit losses of $8.3 million from the three-months ended September 30, 2025. There were charge-offs of $8.3 million recorded, and recoveries were $30 thousand, for the three months ended September 30, 2026.

Non-interest income

Total non-interest income was $2.5 million for the three months ended September 30, 2026, an increase of $551 thousand or 28.9% when compared to the same prior year period. The increase over the prior year’s third quarter was primarily due to an increase in other non-interest income of $896 thousand, partially offset by a decrease in loan fees of $418 thousand.

Non-interest expense

Total non-interest expense was $13.5 million for the three months ended September 30, 2026, a decrease of $376 thousand or 2.7% when compared to the same prior year period. This decrease was primarily related to decreases in salaries and employee benefits expense of $434 thousand, in data processing and communications expenses of $286 thousand, in professional fees of $281 thousand, and in other non-interest expense of $221 thousand, partially offset by an increase in occupancy and equipment expense of $1.1 million.

Provision for income taxes

For the three months ended September 30, 2026, the Company recorded an income tax expense of $268 thousand, resulting in an effective tax rate of 20.8%, compared to an income tax expense of $1.8 million resulting in an effective tax rate of 21.9% for the three months ended September 30, 2025.

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

	Three Months Ended September 30,
	2026			2025			Change 2026 vs 2025
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,796,026	$28,643	6.33%	$1,817,551	$29,927	6.53%	$(21,525)	(0.20)%
Securities
Taxable available-for-sale	216,994	2,442	4.50%	178,947	2,214	4.95%	38,047	(0.45)%
Tax-exempt available-for-sale	37,282	255	2.74%	39,269	278	2.83%	(1,987)	(0.09)%
Held-to-maturity	148	2	5.33%	156	2	5.33%	(8)	(0.00)%
Federal funds sold	6,845	64	3.70%	15,911	174	4.33%	(9,066)	(0.63)%
Other interest-earning assets	60,755	581	3.79%	12,156	150	4.92%	48,599	(1.13)%
Total interest-earning assets	2,118,050	$31,987	5.99%	2,063,990	$32,745	6.29%	54,060	(0.30)%
Other non-earning assets	168,298			170,260			(1,962)
Total assets	$2,286,348			$2,234,250			$52,098
Interest-bearing liabilities
Checking	$327,747	$1,704	2.06%	$297,455	$1,547	2.06%	$30,292	0.00%
Savings	165,036	878	2.11%	168,940	982	2.31%	(3,904)	(0.20)%
Money markets	543,871	4,041	2.95%	466,459	3,715	3.16%	77,412	(0.21)%
Certificates of deposit	620,924	5,355	3.42%	702,996	6,837	3.86%	(82,072)	(0.44)%
Total deposit	1,657,578	11,978	2.87%	1,635,850	13,081	3.17%	21,728	(0.30)%
Borrowings	—	—	N/A	3,749	45	4.72%	(3,749)	N/A
Total interest-bearing liabilities	1,657,578	$11,978	2.87%	1,639,599	$13,126	3.18%	17,979	(0.31)%
Non-interest-bearing deposits	312,057			294,652			17,405
Other liabilities	36,807			36,911			(104)
Total liabilities	2,006,442			1,971,162			35,280
Stockholders’ equity	279,906			263,088			16,818
Total liabilities and stockholder’s equity	$2,286,348			$2,234,250			$52,098
Net interest-earnings assets	$460,472			$424,391			$36,081
Net interest income; interest rate spread		$20,009	3.12%		$19,619	3.11%	$390	0.01%
Net interest margin			3.75%			3.77%		(0.02)%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2026 vs. 2025 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(926)	$(357)	$(1,283)
Securities available-for-sale
Taxable	(168)	396	228
Tax-exempt	(9)	(14)	(23)
Securities held-to-maturity	—	—	—
Federal funds sold	(22)	(89)	(111)
Other interest and dividend income	(26)	457	431
Total interest and dividend income	$(1,151)	$393	$(758)
Interest expense
Demand	$2	$155	$157
Savings	(82)	(22)	(104)
Money markets	(220)	546	326
Certificates of deposit	(731)	(751)	(1,482)
Borrowings	—	(45)	(45)
Total interest expense	$(1,031)	$(117)	$(1,148)
Change in net interest income	$(120)	$510	$390

Comparison of Operating Results for the nine months ended September 30, 2026 and 2025

General

The Company reported net income of $14.3 million, or $2.10 per diluted common share, for the nine months ended September 30, 2026, compared to net income of $12.5 million, or $1.82 per diluted common share, for the nine months ended September 30, 2025. The increase in net income was primarily due to an increase in net interest income of $1.7 million, an increase in non-interest income of $1.0 million, and a decrease in non-interest expense of $616 thousand, partially offset by an increase of $579 thousand in the provision for credit losses, and an increase in income tax expense of $958 thousand, when compared to the prior year period.

Interest income

Interest income decreased $4.1 million for the nine months ended September 30, 2026, compared to the same period in 2025. Interest income on loans decreased $3.8 million due to a decrease of $40.9 million in the average balance of loans, and a decrease of 14 basis points in the yield on loans. Interest income on taxable available-for-sale securities decreased $1.3 million due to a 35 basis point decrease in yield and a $23.8 million decrease in the average balance of taxable available-for-sale securities. Other interest and dividend income increased $1.1 million due to an increase of $48.2 million in average balances, partially offset by a decrease of 77 basis points in the yield.

Interest expense

Interest expense decreased $5.8 million to $35.8 million for the nine months ended September 30, 2026, compared to the same period in 2025. Interest expense decreased primarily due to a decrease of $40.2 million in the average balance of interest-bearing deposits and a decrease of 39 basis points in the rate paid on interest-bearing deposits, over the same prior year period.

Provision for credit losses

The Company recorded a provision for credit losses of $7.1 million during the nine months ended September 30, 2026, and recorded a $6.6 million provision for credit losses for the nine-month period ended September 30, 2025. The increase for the nine-month period ended September 30, 2026, compared with the same prior year period, is primarily associated with a charge-off recorded during the current period, in the amount of $8.3 million. There were charge-offs of $8.4 million recorded, and recoveries were $290 thousand, for the nine months ended September 30, 2026.

Non-interest income

Total non-interest income was $7.3 million for the nine months ended September 30, 2026, an increase of $1.0 million or 15.7% when compared to the same prior year period. The increase over the prior year period was primarily due to increases in other non-interest income of $1.1 million, fees and service charges of $169 thousand, and in income from bank-owned life insurance of $77 thousand, and offset by a decrease in loan fees of $360 thousand.

Non-interest expense

Total non-interest expense was $40.6 million for the nine months ended September 30, 2026 , a decrease of $616 thousand or 1.5% when compared to the same prior year period. This decrease was primarily related to a decrease in salaries and employee benefits of $521 thousand, a decrease in federal deposit insurance expense of $468 thousand, a decrease in other non-interest expense of $344 thousand, and a decrease in data processing and communications of $247 thousand, partially offset by an increase in occupancy and equipment of $1.3 million.

Provision for income taxes

For the nine months ended September 30, 2026, the Company recorded an income tax expense of $4.2 million, resulting in an effective tax rate of 22.6%, compared to an income tax expense of $3.2 million resulting in an effective tax rate of 20.5% for the nine months ended September 30, 2025.

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

	Nine Months Ended September 30,
	2026			2025			Change 2026 vs 2025
	Average Balances	Income/ Expense	Yield Rates	Average Balances	Income/ Expense	Yield Rates	Average Balances	Yield Rates
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,797,233	$85,390	6.35%	$1,838,179	$89,171	6.49%	$(40,946)	(0.14)%
Securities
Taxable available-for-sale	168,767	5,793	4.58%	192,605	7,128	4.95%	(23,838)	(0.37)%
Tax-exempt available-for-sale	38,704	793	2.73%	39,421	841	2.85%	(717)	(0.12)%
Held-to-maturity	150	6	5.33%	158	6	5.08%	(8)	0.25%
Federal funds sold	27,800	773	3.72%	34,339	1,132	4.41%	(6,539)	(0.69)%
Other interest-earning assets	69,037	1,959	3.80%	14,311	518	4.85%	54,726	(1.05)%
Total interest-earning assets	2,101,691	$94,714	6.03%	2,119,013	$98,796	6.23%	(17,322)	(0.20)%
Other non-earning assets	166,748			169,000			(2,252)
Total assets	$2,268,439			$2,288,013			$(19,574)
Interest-bearing liabilities
Checking	$326,954	$4,998	2.04%	$312,254	$4,670	2.00%	$14,700	0.04%
Savings	166,509	2,616	2.10%	170,320	2,905	2.28%	(3,811)	(0.18)%
Money markets	503,435	11,041	2.93%	469,202	10,990	3.13%	34,233	(0.20)%
Certificates of deposit	655,031	17,152	3.50%	738,673	22,987	4.16%	(83,642)	(0.66)%
Total deposit	1,651,929	35,807	2.90%	1,690,449	41,552	3.29%	(38,520)	(0.39)%
Borrowings	—	—	N/A	1,687	58	4.59%	(1,687)	N/A
Total interest-bearing liabilities	1,651,929	$35,807	2.90%	1,692,136	$41,610	3.29%	(40,207)	(0.39)%
Non-interest-bearing deposits	302,464			290,281			12,183
Other liabilities	38,054			41,599			(3,545)
Total liabilities	1,992,447			2,024,016			(31,569)
Stockholders’ equity	275,992			263,997			11,995
Total liabilities and stockholder’s equity	$2,268,439			$2,288,013			$(19,574)
Net interest-earnings assets	$449,762			$426,877			$22,885
Net interest income; interest rate spread		$58,907	3.13%		$57,186	2.94%	$1,721	0.19%
Net interest margin			3.75%			3.61%		0.14%

Rate/Volume Analysis

The following table reflects the changes in our interest income and interest expense segregated into amounts attributable to changes in volume and in yields on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2026 vs. 2025 Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest and dividend income:
Loans receivable, including fees	$(1,860)	$(1,921)	$(3,781)
Securities available-for-sale
Taxable	(505)	(830)	(1,335)
Tax-exempt	(33)	(15)	(48)
Securities held-to-maturity	—	—	—
Federal funds sold	(162)	(197)	(359)
Other interest and dividend income	(87)	1,528	1,441
Total interest and dividend income	$(2,647)	$(1,435)	$(4,082)
Interest expense:
Demand	$104	$224	$328
Savings	(225)	(64)	(289)
Money market	(329)	380	51
Certificates of deposit	(3,403)	(2,432)	(5,835)
Borrowings	—	(58)	(58)
Total interest expense	$(3,853)	$(1,950)	$(5,803)
Change in net interest income	$1,206	$515	$1,721

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate-sensitive” and by monitoring the Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest-rate-sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate-sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2026, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2026, based on contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-Rate Sensitive	Total Amount
	(In thousands)
Interest-earning assets: (1)
Investment securities	$14,051	$20,789	$49,599	$42,414	$135,868	$(19,376)	$243,345
Loans receivable	401,723	328,373	631,395	354,690	138,887	(22,896)	1,832,172
Other interest-earnings assets (2)	30,553	—	—	—	—	—	30,553
Total interest-earning assets	$446,327	$349,162	$680,994	$397,104	$274,755	$(42,272)	$2,106,070
Interest-bearing liabilities:
Checking and savings accounts	$496,848		$—	$—	$—	$—	$496,848
Money market accounts	560,605	—	—	—	—	—	560,605
Certificate accounts	160,475	455,562	19,463	1,671	—	—	637,171
Borrowings	—	—	—	—	—	—	—
Total interest-bearing liabilities	$1,217,928	$455,562	$19,463	$1,671	$—	$—	$1,694,624
Interest-earning assets less interest-bearing liabilities	$(771,601)	$(106,400)	$661,531	$395,433	$274,755	$(42,272)	$411,446
Cumulative interest-rate sensitivity gap (3)	$(771,601)	$(878,001)	$(216,470)	$178,963	$453,718
Cumulative interest-rate gap as a percentage of total assets at
September 30, 2026	(33.43)%	(38.04)%	(9.38)%	7.75%	19.66%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2026	36.65%	47.53%	87.21%	110.56%	126.77%

(1)
Interest-earnings assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)
Includes interest-bearing bank balances, FHLB Stock and Federal Funds Sold.
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

Net Portfolio Value Analysis. Our interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2026, and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amounts	$ Change	% Change	EVE/EVA[1]	Change
	(Dollars in thousands)
300	$387,403	$(45,421)	(10.49)%	17.66%	(0.92)
200	$408,436	$(24,388)	(5.63)%	18.24%	(0.34)
100	$424,292	$(8,532)	(1.97)%	18.57%	(0.01)
Static	$432,824	$—		18.58%
(100)	$439,465	$6,641	1.53%	18.50%	(0.08)
(200)	$445,618	$12,794	2.96%	18.36%	(0.22)
(300)	$445,926	$13,102	3.03%	17.99%	(0.59)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of September 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2026 to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Princeton Bancorp, Inc.

Date: November 6, 2026	By:	/s/ Edward Dietzler
Edward Dietzler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ George Rapp
George Rapp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)